Form 10-K
period 2024-12-31
Freight Technologies, Inc.
filed 2025-04-14
CIK 1687542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-38172

FREIGHT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

British Virgin Islands	87-2792157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Timberloch Place, Suite 500 The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

(773) 905-5076
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, no par value	FRGT	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of ordinary share, no par value per share (“ordinary shares”), held by non-affiliates (based upon the closing price of such shares as reported on The Nasdaq Stock Market LLC) was $5,105,717. Ordinary shares held by each executive officer and director and by each person who owned more than 10% of the outstanding shares of Ordinary Share have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2025, there were a total of 2,265,074 shares of the registrant’s Ordinary Share with no par value outstanding and 2,265,074 shares of the registrant’s Ordinary Share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Freight Technologies, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2024

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Annual Report on Form 10-K (this “Annual Report”):

●	“3PL” refers to third party logistics services, a term used to describe services that help merchants manage their supply chain. Common 3PL services include freight services, warehouse and inventory management, order fulfillment, shipping coordination, retail distribution, exchanges, and returns;

●	“AI” refers to artificial intelligence;

●	Amended Memorandum and Articles” refer to the amended and restated memorandum and articles of association in force on the date of this Annual Report;

●	“BVI Act” refers to the BVI Business Companies Act (As Revised);

●	“China” or “PRC” refers to the People’s Republic of China, and solely for the purpose of this annual report, excluding Taiwan, Hong Kong and Macau;

●	“Fr8App” refers to Freight App, Inc., our primary operating subsidiary and where applicable, the brand name of our platform focused on FTL;

●	“FTL” refers to full truckload freight. FTL freight is used for shipments that require taking up the space available on an entire truck. With FTL, a single shipper’s goods are the only freight moving on an individual truck. FTL can be provided on a variety of trucks depending on the underlying goods being transported, i.e., a dry van, refrigerated, flatbeds and others;

●	“LTL” refers to less than truckload freight. LTL is used for shipments when multiple shippers’ freight is on the same trailer rather than having a single company’s freight exclusively on an individual trailer. Several LTL shipments are combined into one truck to fill it as near to capacity as possible, the trailer is transported over a longer haul distance and is then unpacked and disaggregated at the destination. LTL is especially appropriate for the needs of small businesses that may require frequent, smaller volume shipments and are not able to economically make use of a full trailer;

●	“Merger” refers to the consummation of that certain merger agreement, dated December 13, 2021, and as amended on December 29, 2021 (the “Merger Agreement”) by and among Hudson Capital, Inc., Hudson Capital Merger Sub I, Inc., a Delaware corporation and wholly-owned subsidiary of Hudson Capital Inc. (“Merger Sub I”), Fr8App and ATW Master Fund II, L.P., as the representative of the stockholders of Fr8App (the “Stockholders’ Representative”) whereby Merger Sub I merged with and into Fr8App, with Fr8App surviving the Merger and continuing as a direct wholly-owned subsidiary of the Company. The Merger closed on February 14, 2022 and the separate corporate existence of Merger Sub I and its Certificate of Incorporation and by-laws then in effect ceased, and the organizational documents of Fr8App after the Merger is in the form as agreed by the Company and Fr8App;

●	“shares” or “ordinary shares” refers to our ordinary shares, no par value;

●	“U.S.” means the United States of America;

●	“U.S. GAAP” refers to generally accepted accounting principles in the United States;

●	“we,” “us,” “Company,” “our,” “Fr8Tech,” or “FRGT” refers to Freight Technologies, Inc., (formerly known as Hudson Capital, Inc. “Hudson”, or “HUSN”) and, in the context of describing our operations and consolidated financial information, after the Merger, Freight App, Inc. and Freight App de México S.A De C.V.;

●	“$,” “dollars,” “US$” or “U.S. dollars” refers to the legal currency of the United States; and

●	all discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

Unless otherwise noted, the share and per share information in this report have been adjusted to give effect to the one-for-twenty-five (1-for-25) reverse stock split of the authorized and issued and outstanding Ordinary Share, which became effective as of September 25, 2024, the one-for-ten (1-for-10) reverse stock split of the authorized and issued and outstanding Ordinary Share, which became effective as of February 5, 2024, and the one-for-ten (1-for-10) reverse stock split of the authorized and issued and outstanding Ordinary Share, which became effective as of March 24, 2023.

Note Regarding Trademarks, Trade Names and Service Marks

We may use various trademarks, trade names and service marks in our business. For convenience, we may not include the SM, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this Annual Report are the property of their respective owners.

Note Regarding Industry and Market Data

We are responsible for the information contained in this Annual Report. This report includes industry data and forecasts that we obtained from industry publications and surveys as well as public filings and internal company sources. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. Statements as to our ranking, market position and market estimates are based on third-party forecasts, management’s estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information, nor have we ascertained the underlying economic assumptions relied upon in those sources. While we believe that all such information contained in this Annual Report is accurate and complete, nonetheless such data involve uncertainties and risks, including risks from errors, and is subject to change based on various factors, including those discussed under Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” below.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	growth strategies;

●	future business development, results of operations and financial condition;

●	any statement concerning the attraction and retention of highly qualified personnel;

●	our ability to attract and retain users and customers and generate revenue and profit from our customers;

●	any statements concerning Fr8Tech’s financial performance;

●	any statements regarding expectations concerning Fr8Tech’s relationships and actions with third parties; and

●	future regulatory, judicial and legislative changes in Fr8Tech’s industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” and elsewhere in this Annual Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Annual Report relate only to events or information as of the date on which the statements are made in this Annual Report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Summary of Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth under “Item 1A. Risk Factors”.

●	Fr8Tech’s limited operating history may make it difficult for you to evaluate the success of its business to date and to assess its future viability.

●	Fr8Tech’s early-stage operations could expose it to a high concentration of revenues in individual clients and increase the volatility of its revenues.

●	A significant data breach or information technology system disruption could materially adversely affect Fr8Tech, including requiring Fr8Tech to increase spending on data and system security.

●	Operational challenges associated with the use of AI technologies could disrupt our business and increase costs.

●	The development and integration of AI technologies present risks related to data integrity, accountability, and market adoption.

●	Our dependence on a third-party provider for the development and integration of AI technologies exposes us to operational and contractual risks.

●	Trade tensions or adverse regulatory or political changes in any country in which Fr8Tech operates could materially and adversely affect the demand for its services, its operations and financial conditions.

●	Fr8Tech’s industry is rapidly evolving. It expects to continue to face significant competition, which could adversely affect Fr8Tech.

●	Fr8Tech is directly affected by the cyclicality of the trucking industry and general economic conditions.

●	Fr8Tech could be affected by strikes or labor unrest at any border crossing that is relied upon by its customer base.

●	Fr8Tech could be affected by organized crime activities affecting shipment integrity at any border crossing that is relied upon by its customer base.

●	Fr8Tech is exposed to the effects of changing fuel and energy prices, including gasoline, jet fuel and diesel, and what interruptions in supplies of these commodities can bring to the demand for the shipping and commercial freight industry.

●	Truck driver or other supply shortages within the transportation value chain could have material adverse effect on Fr8Tech’s business and operating results.

●	Fr8Tech currently does not hold any patents or own any registered trademarks.

●	The impact of environmental laws and regulations and their enforcement could materially and adversely affect Fr8Tech’s business.

●	The audited consolidated financial statements for the year ended December 31, 2024 include an explanatory paragraph in our independent registered public accounting firm’s audit report stating that there are conditions that raise substantial doubt about our ability to continue as a going concern.

●	Fr8Tech has a history of significant operating losses and expects to incur losses in the future, and Fr8Tech may never achieve or maintain profitability.

●	Historically, Fr8Tech’s existing credit losses have been minimal, less than 0.6% of sales on average over the past three years. Strain on Fr8Tech’s financial position could result from adverse credit events including non-payment from some of Fr8Tech’s larger shipper clients.

●	Raising additional capital may cause dilution to Fr8Tech’s existing shareholders, restrict its operations or cause it to relinquish valuable rights.

●	Fr8Tech may be subject to claims by third parties asserting that its employees or Fr8Tech has misappropriated their intellectual property, or claiming ownership of what Fr8Tech regards as its own intellectual property.

●	Exchange rate fluctuations may materially affect Fr8Tech’s results of operations and financial condition.

●	Fr8Tech’s management team is relatively new and its future success will depend on its ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

●	The trucking industry is highly fragmented and regulated.

●	Increased security requirements impose substantial costs on Fr8Tech, and the Company could be the target of an attack or have a security breach, which could materially adversely affect Fr8Tech.

●	Fr8Tech’s growth plans may not succeed as quickly as anticipated, if at all.

●	Fr8Tech expects to expand its organization, and as a result, it may encounter difficulties in managing its growth, which could disrupt its operations.

●	We have identified material weaknesses in our internal control systems and may need to hire additional personnel and develop and maintain proper and effective internal control over financial reporting, or the accuracy and timeliness of its financial reporting could be adversely affected.

●	We pay no dividends, and the Company currently has no plans to pay any dividend to shareholders.

●	The trading price of our ordinary shares is likely to be volatile, which could result in substantial losses to our shareholders.

●	We are vulnerable to predatory short selling practices.

●	Investors in Fr8Tech must rely on the judgment of management regarding the use of Company resources, the different market segments the Company may develop, and the Company’s ability to develop certain relationships.

●	If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for our ordinary shares and trading volume could decline.

●	Our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited because we are incorporated under British Virgin Islands law, we conduct most of our operations in Mexico and some of our directors and our executive officers reside outside the United States.

●	The laws of the British Virgin Islands provide limited protection for minority shareholders, so minority shareholders may have limited or no recourse if they are dissatisfied with the conduct of our affairs.

●	British Virgin Islands companies may not be able to initiate shareholder derivative actions, thereby depriving shareholders of one avenue to protect their interests.

●	There could be adverse United States federal income tax consequences to United States investors if we were or were to become a passive foreign investment company.

●	In the past, we have received written notifications from The Nasdaq Stock Market LLC informing us that we no longer meet certain continued listing requirements of the Nasdaq Global Market/Nasdaq Capital Market. There is no assurance that an active trading market for our ordinary shares will be sustained.

●	Nasdaq may apply additional and more stringent criteria for our continued listing.

●	Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.

PART I

ITEM 1.	BUSINESS.

Overview

Freight Technologies, Inc. (Nasdaq: FRGT) (“Fr8Tech”), through its wholly-owned subsidiary, Fr8App, and Fr8App’s wholly-owned Mexico subsidiary, Freight App de México, S.A De C.V. (“Freight App Mexico”) is a technology company primarily involved in the freight management business. We offer a diverse portfolio of proprietary platform solutions powered by artificial intelligence (“AI”) and machine learning to optimize and automate the supply chain process. Freight logistics operations and our Fr8App marketplace solution, begins with parties connecting their transportation needs (“Shippers”) with those offering freight transportation services (“Carriers”). Within the demand and supply equation, Shippers seeking suitable means of transportation for their goods or products represent demand and Carriers with freight transportation capabilities represent supply. Focused on addressing the distinct challenges within the supply chain ecosystem, the Company’s portfolio of solutions includes the Fr8App platform for seamless over-the-road (“OTR”) business-to-business (“B2B”) cross-border shipping across the USMCA region; Fr8Now, a specialized service for LTL shipping; Fr8Fleet, a dedicated capacity service for enterprise clients in Mexico; Waavely, a digital platform for efficient ocean freight booking and management of container shipments between North America and ports worldwide; and, Fleet Rocket a nimble, scalable and cost-effective Transportation Management System (“TMS”) for brokers, Shippers, and other logistics operators. Together, each product is interconnected within a unified platform to connect Carriers and Shippers and significantly improve matching and operation efficiency via innovative technologies such as live pricing and real-time tracking, digital freight marketplace, brokerage support, transportation management, fleet management, and committed capacity solutions. More information on the Company and its service offerings is available on its corporate website, fr8technologies.com.

Fiscal Year 2024 Highlights

During 2024, we took the following initiatives to expand our business:

●	The Company’s technology team continued to develop and release new features and enhancements to Fr8App, which serves as the operating platform for the spot market OTR freight brokerage services and our dedicated capacity services. The many platform improvements and added functionalities in 2024 included, but were not limited to: 18 tracking integrations with GPS providers – expanding the power and reach of Fr8Radar; ETA calculations on shipments; automatic status updates via geofencing; WhatsApp notifications for Shippers; numerous bespoke integrations with customer platforms; facilities management capabilities; many new reports for all user types; and several other advances.

●	Waavely, an ocean freight booking and management platform for container shipments, was launched in July 2024. The new service has supported existing customers extend their logistics needs for containerized shipments beyond OTR freight and into ocean cargo vessels serving ports in North America and reaching ports globally.

●	The Company made substantial progress over the course of 2024 with the development of Fleet Rocket, a TMS software platform, and completed several initial customer demonstrations of the software prior to year-end. The offering was formally launched in February 2025.

●	The Company achieved ISO 9001:2015 certification for both its US and Mexico operations to gain greater insight into and demonstrate its commitment to quality controls and best-in-class quality management standards.

●	Senior management undertook measures to improve the Company’s gross margins earned on its freight brokerage and dedicated capacity services, which did result in higher gross profit earned in 2024 verse the prior year, despite lower revenues. Such efforts, which focused on more disciplined customer and route selections, also helped reduce net losses and helped improve cash flows from operations year-over-year.

●	In May 2024, we commenced an At The Market offering (“ATM”) (as defined in Rule 415(a)(4) under the Securities Act) of up to $2,300,000 of ordinary shares with no par value, which was subsequently increased to $4,750,000 of our ordinary share in June 2024. Over the year a total of 528,576 shares were sold for net proceeds to the Company of $2,912,266 after paying $122,809 in compensation to the Sales Agent, Alliance Global Partners (“AGP”) with respect to such sales, and $175,000 in legal and accounting costs.

Our Historical Performance

As of December 31, 2024, the Company had an accumulated deficit of $(44,916,779) and cash balance of $204,032. During the years ended December 31, 2024 and 2023, we had a net loss of $(5,601,227) and $(9,327,606), respectively. To date, the Company has financed its operations primarily through capital raises and sales of its services. In September 2022, the Company filed the Shelf Registration Statement, which was declared effective by the SEC on September 26, 2022, for potential offerings of up to $15,000,000 in aggregate, subject to the requirement that in no event may we sell shares having a value exceeding more than one-third of our public float in any 12-month period under the Shelf Registration Statement so long as our public float remains below $75,000,000. In May 2024, the Company entered into the ATM Sales Agreement, and filed a prospectus supplement to the Shelf Registration Statement for the ATM Financing for gross proceeds of up to $2,300,000. In June 2024, the Company filed an additional prospectus supplement to the Shelf Registration Statement to increase the maximum gross proceeds to $4,750,000. Based on the Company’s existing cash resources and the cash expected to be received from the ATM Financing and other planned financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through December 31, 2025 and for at least 12 months beyond that period. For further discussion, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Key Factors Affecting Our Results of Operations

The demand for our platform and our related services is dependent upon overall economic conditions in North America. General economic factors, including the amount of international trade across North America may affect our Shipper clients’ needs for our services. A slowdown in economic activity, an increase in unemployment, a decline in real personal income, among other economic conditions, may affect individuals’ level of disposable income and the consequent effect on international trade. This may reduce Shippers’ needs to transport goods and their need to use our platform.

Trends

Fr8Tech believes the growing interest in digital freight matching platforms shows that traditional 3PL providers recognize the sweeping technological shifts in the industry. We are offering solutions that significantly improve end-to-end freight procurement transactions to market participants. During the last five years, the industry experienced significant swings in supply, demand and costs due to distortions in both domestic and global markets resulting from the global pandemic caused by the virus known as COVID-19 and its follow-on effects. This substantial supply chain volatility has led large and small freight brokers to, among other tactics, pivot toward more abundant and secure sources of freight capacity available in a digital marketplace and facilitated by software portals and platforms. Fr8Tech believes supply chain management will continue to evolve into increasingly digital forms and interactive marketplace platforms. As it does, Fr8Tech believes digital brokers, will play an increasingly integral role in easing capacity constraints, opening up new lanes, and providing a benchmarking tool for Shippers.

While the COVID-19 pandemic is largely behind us, Fr8Tech believes the pandemic changed the current nature of global commerce and shipping. Putting aside the recently increased import tariffs and threats of other possible restrictive trade policies of the Trump administration, the near-shoring phenomenon continues to point towards more freight crossing over the U.S. border with Mexico and a lesser extent, Canada, as manufacturers and producers seek to move operations closer to customers. Additionally, trucking capacity remains not steadily available in the Mexican domestic and across border markets. Fr8Tech believes that these conditions are creating a market opportunity for digital brokers to facilitate and improve the connections necessary to enable cross-border commerce.

Industry Overview

According to the 35th Annual State of Logistics Report authored by Kearney and the American Trucking Associations, the U.S. domestic truck freight transportation market was approximately $950 billion in 2023 and 2024, and it is expected to experience low- to mid-single digit growth in 2025. Per Mordor Intelligence, the Mexican domestic freight market is estimated to be approximately $46 billion in 2025, and the North American cross-border freight transportation market is estimated at $248 billion and expected to exceed $308 billion by 2030. Additionally, Mexico’s overall trade with the U.S. grew by 6.4% in 2024 with exports to US totaling $506 billion. That growth continued in early 2025 with Mexican exports to the US growing 5.5% year-over-year in January 2025 and was expected to growth over the fully year, until recently announced tariffs and other possible protectionist measures clouded and complicated consensus forecasts. Fr8Tech expects the market to remain active and resume growth, if tariffs do slow some cross-border trade, once tariffs and trade policies are stabilized.

A primary contributor to the growth in the North American cross-border freight transportation markets has been the increased level of trade between the U.S., Mexico and Canada. Effective July 1, 2020, the three countries signed a new free trade deal called the United States, Mexico, Canada Agreement (“USMCA”), replacing the North American Free Trade Agreement (“NAFTA”), which was enacted on January 1, 1994. In 2023, Mexico became the U.S.’s largest single trading partner, surpassing China. Fr8App believes the replacement of NAFTA with the USMCA created an environment attractive to multi-national companies considering Mexico as a market from which to export to both the United States and Canada.

This regional trade agreement accelerated a shift in global supply chains across industries and around the world. Mexico became a preferred destination for U.S. and multinational companies to locate to diversify their sources of supply and production away from the geopolitical risks associated with the ongoing U.S.-China trade tension. The approval of the USMCA in combination with new perspectives as related to national security implications of foreign-based supply chains brought changes to Mexico’s freight market, in terms of globalization or regionalization and logistics integration, as well as, the role of 3PL operators.

Fr8Tech believes the recent supply chain volatility is driving an increase in demand for large and small freight brokers to secure more abundant freight capacity, in real-time, which is readily available on Fr8Tech’s freight-matching platform and facilitated by its Fr8App Platform solution. Fr8Tech believes that the supply chain volatility continues to be heightened by a shortage of drivers thereby creating further demand for a more comprehensive approach to logistics management to meet supply chain requirements while minimizing increases in the related freight costs. Fr8Tech acts as an intermediary between the total system’s freight requirements and the related freight demand in a more efficient manner than if various of the parties requiring freight contracted these services on their own or managed their own proprietary fleets. Fr8Tech believes that its ability to secure available freight capacity, using the Fr8App Platform solution, amongst available truck drivers offers customers an organized, efficient solution to transporting goods domestically and internationally in favorable or unfavorable market environments. Additionally, Fr8Tech believes it is well positioned to benefit from the increased levels of trade across both the U.S.-Mexico and the U.S.-Canada borders in recent years as well as the increasing needs for reliable freight service within the country of Mexico.

In 2023, the U.S. imported more goods from Mexico than China for the first time in more than 20 years, a trend that accelerated through 2024. This trend is a direct result of, and is only expected to continue as global enterprises evolve their supply chains to adjust to, among other things: (i) ongoing trade tensions between the US and China; (ii) lingering economic fallout from the disruptions caused by the COVID-19 pandemic, notably spikes in global logistics demand and costs; (iii) the enactment of the USMCA; and (iv) availability of skilled labor to perform critical functions. This evolution involves large manufacturers shifting their sources of supply and locations of production to be closer to end markets through on-shoring and near-shoring activities. To this end, manufacturers and suppliers are establishing operations in Mexico to serve the US and other markets in the North America and Central America. OTR truck Carriers move the vast majority of the goods and supplies necessary to enable this transition.

Traditional 3PLs rely on a network of offices staffed with individuals tasked with communicating with colleagues, customers and transportation companies to identify and secure freight services that meet their customers’ specific needs. The process is manual, inefficient, and lacks transparency. Cross-border transportation challenges can include tracking, visibility, trans-loading and potentially multiple hand-offs, multiple languages, international customs and regulatory inefficiencies. The ability to access real-time freight capacity and locate the right truck at the right time becomes critical to securing a reliable shipment service. Fr8App believes market conditions have created an increased demand for digital freight brokers who can help ease capacity constraints, open up new shipping lanes, and provide a benchmarking tool for both shippers and Carriers.

Important Factors of the Trucking Industry

According to American Trucking Association several notable factors are influencing the outlook for the U.S. trucking industry:

●	Preferred method of transportation - $987 billion in gross revenues from US trucking, representing more than 70% of the nation’s freight bill in 2023.

●	Backbone of cross-border transport - trucks moved more than 84% of the value of surface trade between the U.S. and Mexico, and 66% between the U.S. and Canada.

●	Total freight carried - truck freight tonnage is expected to increase approximately 24% from 11.3 billion tons to 14 billion tons from 2024 to 2035.

●	Small business industry - There are more than 577,000 active motor carriers; 95.5% operate ten or fewer trucks; 99.6% operate 100 or fewer.

●	Grocery store dependence - grocery stores are highly dependent on truck drivers to deliver goods to multiple locations. Most grocery stores would run out of transportation options within three days if truck drivers halted grocery deliveries.

●	Truck driver shortage - there were approximately 3.6 million professional truck drivers in the US in 2023, but driver shortages persisted. The American Trucking Association estimated that the US trucking industry was short by approximately 80,000 drivers at the end of 2024 and will need to hire at least 1.2 million additional drivers over the coming decade to meet the growing demand.

●	Miles per year - on average, a truck driver logs approximately 100,000 miles annually.

Market Opportunity

According to Mordor Intelligence, the Mexican trucking industry is expected to grow at a compounded annual growth rate (“CAGR”) of 5.2% through 2030 to $59 billion. The FTL segment is largest within the Mexican trucking industry, followed by LTL services. While the LTL market made up less than 20% of the Mexican trucking industry in 2024, it is growing faster than FTL, and its growth is expected to outpace that of FTL services for the next several years. Fr8Tech believes this commercial freight market growth is driven by a growing domestic economy, significant infrastructure investments targeted at Mexican roadways, and increasing trade flows, which are not only from one region to another, but are more decentralized and fragmented due to the growth of large on-line retailers such as Amazon and MercadoLibre.

Fr8Tech believes these factors are expected to intensify the complexity of logistics activities in the coming years in what has been a relatively fragmented Mexican transportation market on a historical basis. Fr8Tech believes the U.S. and Canadian markets remain relatively fragmented as well though they have each seen major logistics companies enter the industry over the past decade. Fr8Tech believes the evolution of supply chains is also susceptible to changes in consumer habits, driven further by e-commerce and international health issues, such as the COVID-19 pandemic. Rising consumer expectations have had an observable effect throughout the supply chain, driving the need for greater efficiency and speed. Technology in warehouses, onboard trucks, and on smartphones has led to automating critical processes, improving visibility into the shipment lifecycle, and enabling faster decisions.

In addition to profitability, sustainability and reliability have become considerations for Shippers. Fr8Tech believes that an ability to respond to increasing market volatility in real-time, is a valuable asset contributing to a shipper’s business success. Fr8Tech believes this consideration is further exacerbated by qualified driver shortages in the U.S., Mexico and Canada. The Company sees the TMS market being in a development stage similar to the consumer transportation taxi services, prior to the introduction of wider reaching platforms like Uber, Lyft and Cabify. Fr8Tech continues to invest in improving its TMS technology and expects these investments to help improve its Platform as well as the range of services Fr8Tech offers and will offer in the future to its Shippers and Carriers.

Fr8Tech believes the Mexican commercial freight market is also ripe for technological disruption as adoption of technology in this industry segment has lagged several others in the commercial transportation space. Fr8Tech believes there are significant complexities within the Mexican freight transportation market that give Fr8Tech a competitive advantage. As an example, there are standard ways in which a new carrier is evaluated as a potential business counterparty in the U.S, including industry databases, government registries and electronic tools for investigating a potential business supplier. However, there are limited established vetting processes to navigate the commercial freight transportation market in Mexico. Fr8Tech continues to gain a deep understanding of these unique circumstances within the Mexican transportation industry, giving us a competitive advantage over future market entrants. Fr8Tech intends to leverage this competitive advantage into opportunistically selected routes carrying traffic throughout Mexico and into the U.S. and Canada.

Fr8Tech’s operations are headquartered in Monterrey, Mexico, which has a long standing history as a transportation hub within the domestic and cross border Mexican freight transportation market. Fr8Tech plans to leverage its presence in Monterrey to become a leader in international freight to and from Mexico, and into and across the U.S. and Canada.

Our Services

Freight App, Inc. (formerly known as “Freight Hub, Inc.” and hereinafter referred to as “Fr8App”) was incorporated in 2015 as a Delaware corporation. It was founded with a vision to develop and bring solutions to the relatively unorganized cross-border commercial freight market on the U.S.-Mexico border, and by extension, the U.S.-Canada border. In January 2019, Freight Hub México, S.A De C.V., a wholly-owned subsidiary of Fr8App was formed. In December 2021, Freight Hub Mexico, S.A De C.V. changed its name to Freight App de México, S.A De C.V. (“Freight App Mexico”). As a result of the Merger, on February 14, 2022, Fr8App became our wholly-owned subsidiary.

The first commercial version of Fr8App’s products was launched in 2017. Fr8App’s initial commercial efforts focused on promoting the Fr8App marketplace to freight brokers in the logistics industry. Fr8App continued its product development efforts throughout 2018 and added business intelligence and analytics to supplement its platform in 2019. Subsequently the firm offered a revised products package with active freight brokerage support, customer service and other enhanced features and functionality, which were fully launched during the second quarter of 2020. During the third quarter of 2020, a new management team renewed focus on promoting freight services to Shippers and Carriers and de-emphasize marketing to brokers in the logistics industry.

Fr8Data and Fr8Radar are product features that are further described below and that play an integral role in Fr8App’s product offerings. During 2021, Fr8App launched the broker portal, an electronic feature to address reporting obligations to Mexican authorities called “Carta Porte”, an internal pricing tool, automated onboarding and a number of EDI Integrations with Shippers and API integrations with third-parties. Towards the end of 2021, Fr8App introduced its private fleet product, Fr8Fleet.

In addition to being the legal entity in the US, we consider Fr8App to be the brand name of a B2B freight-matching platform powered by AI and machine learning. It is the evolution of our traditional North American transportation logistics technology platform, focusing on full truckload freight (“FTL”) for domestic and cross-border markets in Mexico, the US and Canada. Fr8App uses its proprietary technology platform to connect Carriers and Shippers and significantly improve matching and operation efficiency via innovative technologies such as freight-matching technology based on bidding, digital broker services, real-time tracking, transportation management, fleet management, and committed capacity solutions. Fr8App is a platform built to match individual loads in the FTL segment.

Fr8Fleet is our technology-driven solution for large corporate enterprise customers with a demand for regular and ongoing shipping and logistics. In contrast to Fr8App which is based on booking individual loads, Fr8Fleet is a dedicated capacity service, providing exclusive use of an entire truck to an enterprise, to ensure on-time delivery and reduced handling for pristine condition of goods. Real-time tracking offers complete transparency and assists users by providing regular updates on their shipments, and our platform allows for easy booking, tracking, and management.

Fr8Now is our offering for LTL service. Fr8Now was developed to be a trusted LTL shipping partner for businesses of all sizes with a focus on businesses in the country of Mexico. Our innovative technology provides an easy booking process, flexible options, and affordable pricing that are designed to make us the go-to choice for LTL shipping needs in Mexico. Fr8Now started its first LTL operations in the first quarter of 2023.

Waavely, a freight matching and management platform for ocean container shipments, was launched in July 2024. Built on the same architecture and proprietary software as the Company’s Fr8App platform, Waavely was introduced to the market initially to assist customers manage shipments through Mexican ports to and from seaports globally. It was a natural extension of service to certain existing customers, and is now evolving and expanding as a distinct solution.

Fr8App’s technology product offerings include: (i) a computerized platform (the “Platform”) that maintains an online portal (the “Portal”) and a mobile application solution (the “App”) to provide 3PL services to companies actively involved in the freight transportation market; (ii) a Transport Management Solution (“TMS “) for customers to manage their own fleet; and, (iii) freight brokerage support and customer service based on the Platform. Fr8App believes it is the first digital commercial freight-matching broker to offer 3PL while targeting the domestic Mexican and the cross-border Mexico-U.S.-Canada markets (“Target Markets”). Fr8App serves cross-border traffic across the Mexico-U.S. border, the U.S.-Canada border, and domestic shipments within each of these three countries, with a primary focus on full truck-load freight. Its cutting-edge cloud-based Platform was designed to connect in real-time parties with commercial transportation needs.

The freight transportation supply chain begins with Shippers, whose transportations needs are addressed by Carriers. Shippers seeking suitable means of transportation for their goods represent demand, and Carriers with freight transportation capability represent supply. The digital freight matching technology on Fr8App’s Platform streamlines and simplifies cross-border shipping logistics by facilitating the matching of demand with supply. Shippers that use Fr8App’s Platform can connect with a wide network of reliable Carriers who can fulfill their logistics needs across North America. Use of Fr8App’s Platform brings the additional benefit of providing transparency on all shipment characteristics to allow for the identification of available and qualified freight capacity.

Fr8App’s Portal is the system’s front-end, a tool that Fr8App’s customers and providers use to summarize data on the Fr8App Platform in a usable and actionable format for business. This data is accessed online on a computer via a browser, or through a mobile application on a smart device. Once customers and providers (Shippers and Carriers, respectively) gain access to the Platform, they can enter into transactions such as booking a shipment, administering the manner in which this load will be managed, and reviewing summary information on display within the Platform.

Fr8App’s Platform

Fr8App’s Platform contains the primary operating system. It is a digital marketplace that facilitates booking of freight transactions at the Shipper and Carrier levels. The matching of Shipper requirements and Carrier capacities can occur on the Platform automatically, without the need for human intervention. A Fr8App Platform user can be very involved in the process and actively control its shipment activities by inputting Shipper requirements and matching those with Carrier offerings and tracking shipments as they leave their point of origin and arrive at their ultimate destination. In short, managing his or her company’s logistics. Among other things, Fr8App’s Platform can provide a system user with a summary of all its freight activities through a combination of reports or visual displays on its screen. A system user can track the status of a given delivery on a visual display of the map with status updates on the load location and status from the moment the shipment leaves its origin through to its final destination. A system user can also set up routes that are physically different from one that the Platform might recommend if that system user has a preference for a given route over another, perhaps because of altitude or temperature differences on competing routes.

Shippers can use Fr8App’s Platform to post their freight needs, find available Carriers, enter into a freight contract with them, and monitor the transported goods while their shipment is in transit. Carriers can use Fr8App’s Platform (through the Portal or mobile App), to accept shipment requests, assign transportation jobs to available truck drivers instantaneously, or make themselves available on routes or route segments to avoid driving empty trucks from one location to another. Carriers can receive notifications every time a load or job request is entered by a Shipper that matches the criteria they are looking for on a given shipment type and shipment lane. Every time there is a match and a Carrier completes a shipment, the Platform’s algorithm takes this into account and creates a history that can be referred to when attempting to fulfill future Shipper requests. Fr8App’s mobile App is used by Carriers to give them visibility on Shipper needs, gives Carriers full visibility on all of their shipping options and helps them eliminate empty miles on the road, leading to a reduction in operating costs. Its specialized technology is designed to enhance supply chain visibility and operations, helping reduce Carrier’s carbon footprint and improving profitability and environmental sustainability.

Fr8App’s API

Fr8App’s Platform has a public application programming interface (“API”), that is accessible free of charge and has the ability to integrate with both Shippers’ and Carriers’ systems to automate the process of booking shipments and bringing visibility to the process. An API is an interface consisting of a series of computer instructions that allow one type of system to interact with another separate system by taking information from one system and making it legible and usable by another. It can be compared to something like a translator that takes instructions in English and translates them into Spanish so that users on both sides of the translation can work with the underlying instructions. In Fr8App’s service offering context, an API allows one of our customer’s freight tracking systems to provide information to Fr8App’s Platform and for our Platform to provide information to our customer’s system using a data structure or language that is legible by that customer’s computer system. An API is a tool allowing Fr8App to have a number of different customers and providers, each with different operating systems, to interact with and use Fr8App’s Platform and automate all the stages of any given shipment.

Fr8App’s Mobile App, FMS, TMS

Users can access the Platform through an internet browser on a computer or through the mobile application in a smartphone, using the same credentials.

Fr8App also offers a cloud-based TMS solution to maximize the efficiency of a company’s transportation operations. TMS can be used by a Shipper as its primary logistics tool, independent of using Fr8App’s Platform or Portal solutions. TMS can help Shippers manage their fleet as well as post requests for freight services on its Platform. The cloud-based TMS solution is available to Shippers wanting to actively manage their supporting Carriers or their own fleet of trucks. Fr8App also gives a TMS solution user the option to source additional freight capacity or offer its over-capacity on the Fr8App Platform.

Fr8FMS is Fr8App’s Fleet Management System, or “FMS”. It allows transportation companies and owner operators to handle their own fleet reducing their operational costs, and enables them to haul loads from Shippers in the platform´s marketplace.

Fr8Data

Fr8Data is the group of tools and reports developed to show Shippers and Carriers real time dashboards with all the detailed information of their shipments in real time, to increase control and make better business decisions. Fr8Data enables the analysis of historical data to find better matching between Shippers and Carriers and better pricing calculations based on real data saved in Fr8App´s platform. Fr8Data tools and analytics enable continual logistics and operational improvement to all system users: Shippers, Carriers and Fr8App itself.

Fr8App’s Brokerage Support and Customer Service

Finally, Fr8App offers customers freight brokerage support and customer service to assist with end-to-end fulfillment on the Platform. The brokerage and customer services offered are based on using the Platform to book freight to meet a Shipper’s needs and fulfills those needs with qualified Carriers on-boarded on the Platform. It facilitates and promotes comprehensive usage of the Platform’s utility, aided by experienced users and Fr8App’s in-house team of experts. In late 2021, we introduced Fr8Fleet, a private fleet management product whereby large corporate Shippers are allowed to purchase fleet capacity over a period of time, in exchange for a fixed fee. Fr8App’s customer service group works with such clients to secure carrier capacity to fulfill their freight needs over their timeframe.

Freight Technology Brands

Fr8App

Fr8App’s Platform provides visibility on freight transportation options not readily apparent with traditional 3PL solutions. The Platform allows Shippers and Carriers to book loads at the palm of their hands and assign jobs to drivers, in real-time, with the click of a button. Shippers and Carriers register on the Platform and are approved to transact after undergoing a rigorous vetting process.

The vetting process for Shippers includes the following:

●	A due diligence review is performed to ensure that carriers are following regulatory compliance, whether they are a line or base haul carrier, which routes they operate, truck types, cargo they are eligible to transport, reliability and availability. Depending on location, the document set-up requirements are as follows:

○	Mexico: Articles Incorporation charter, tax registration number, Servicio de Administración Tributaria (“SAT” is the Mexican equivalent to the IRS in US) legal opinion, legal representative power of attorney, legal representative ID, Standard Carrier Alpha Code or SCAC, banking information, insurance policy, ACH format, security questionnaire, verified mobile phone,

○	US and Canada: W-9 form for US, TD1 for Canada, MC Certification (Insurance certificate), ACH Form

○	Once approved, Shippers can request bids for a certain service or Carriers can provide bids on Shipper requests. Fr8App’s Platform matches up Shippers and Carriers and assigns a driver and truck to the job. The driver picks up the supplies while the Platform tracks the progress of the trip, in real time. The driver delivers the shipment, uploads documentary evidence of the delivery or POD and is paid.

●	Fr8App’s Platform can automatically and instantaneously match Shippers with Carriers within the Fr8App network. Carriers are sent push notifications through the Platform every time a load or job request is entered by a Shipper that matches the criteria Carriers are looking for on a given shipment and lane.

●	By leveraging its technology, the increasing usage, and amount of traffic booked on its Platform, Fr8Tech can work with customers to optimize their supply chain, eliminate empty miles on the road, and reduce their carbon footprint. With its proprietary software, Fr8Tech offers smart solutions under its various brand names that create sustainable alternatives and offer benefits to both Shippers and Carriers, including:

○	a single point of contact as a control center

○	full visibility to freight transportation, in real-time

○	ability to book shipment loads in minutes

○	matching with only pre-approved Carrier compliance

○	live 24/7 tracking on shipment while in-transit

○	real-time messaging capabilities with Carriers

○	advanced data analytics

○	ability to secure quality loads faster on preferred routes

○	ability to reduce “deadhead” empty loads

○	convenient and faster payment

○	scalable technology for Carriers who plan to grow their fleet

Fr8Fleet

Fr8Fleet is our technology-driven solution for large corporate enterprise customers with a demand for regular and ongoing shipping and logistics. It was developed to accommodate demand from large corporate clients that have a need for ongoing logistics capacity. In contrast to Fr8App, which is based on booking individual loads, Fr8Fleet, our dedicated capacity services, provides exclusive use of an entire truck or a fleet of trucks to an enterprise, ensuring on-time delivery and reduced handling to maintain the pristine condition of goods. Real-time tracking from Fr8Radar offers complete transparency and assists users by providing regular updates on their shipments, and our platform allows for easy booking, tracking, and management.

Fr8Now

Fr8Now is our solution for Shipper-Carrier freight matching servicing the LTL business. Fr8Now was developed to be a trusted LTL shipping partner for businesses of all sizes with a focus on businesses within the domestic Mexican market. Our innovative technology provides an easy booking process, flexible options, and affordable pricing that are designed to make us the go-to choice for LTL shipping needs in Mexico. We believe we are one of the first entrants in this particular market segment in Mexico. Fr8Now started its first operations in the first quarter of 2023.

Waavely

Waavely is a freight matching and management platform for ocean container shipments. Launched in July 2024, it is built on the same architecture and proprietary software as the Company’s Fr8App platform, and was introduced to the market initially to assist customers manage shipments through Mexican ports to and from seaports globally. It was a natural extension of service to certain existing customers, and is now evolving and expanding as a distinct solution.

Fr8Radar

Fr8Radar is a product feature that provides Shippers and Carriers track and trace visibility, via Fr8App´s mobile solution, or through the integrations with other third-party GPS providers or other technology companies providing track and trace solutions for the industry. Track and trace visibility through Fr8Radar allows Shippers to follow their freight operations in real time, using just one system, and not one for each GPS provider. Fr8Radar also enables low tech Carriers to provide real time position of each load to their customers.

Fleet Rocket

In February 2025, Freight Technologies launched its TMS solution as a stand along offering for brokers, shippers, and other logistics operators, with a continued focus on the cross-border and domestic OTR freight transportation markets in North America. Offered under a Software as a Service (“SaaS”) model, Fleet Rocket enables users to bring the same Fr8App capabilities and functionalities of matching, tracking and managing truck shipments to their own operations with enhanced API and ERP connections, as well as more advanced analytics and reporting features.

Fr8Tech’s Customers

Fr8Tech’s customers consist of Shippers and Carriers across North America. A Shipper will use Fr8Tech to request bids on a shipment or a series of shipments of certain characteristics and a Carrier will agree to the terms set forth on its Platform. Carriers have the option to carry out deliveries prior to receiving payment from Fr8App, and Shippers may start shipments before submitting their payment to Fr8Tech. Fr8Tech mitigates payment risks by pre-screening and approving all Shippers and Carriers prior to approving either party. Fr8Tech believes that Shippers value the features and benefits from its Platform by working with trusted Carriers that help alleviate driver shortages. Shippers also benefit from the cost transparency available on Fr8Tech’s Platform, as there are no hidden fees. Shippers can count on the safety and reliability of the Platform as Fr8Tech tracks cross border shipments. Lastly, Shippers can benefit by managing their logistics needs in one control center on Fr8Tech’s Platform.

Kimberly Clark de Mexico (“KCM”) has been the Company’s largest customer over the past two years. As of December 31, 2024, and December 31, 2023, KCM accounted for 88% and 66% of Fr8App’s accounts receivables, respectively.

For the years ended December 31, 2024, and December 31, 2023, KCM accounted for 48% and 33% of Fr8App’s revenues, respectively.

Fr8Tech believes Carriers value its ability to assist in minimizing empty (deadhead) miles and making every mile revenue generating. Carriers also benefit from the Platform’s transparency and know how much they are scheduled to make from fulfilling each job. Carriers receive faster payment for their services by using Fr8Tech’s Platform and avoid potentially expensive factoring companies. Lastly, Carriers can benefit from Fr8Tech’s Platform by using it as a tool to streamline workflows and increase overall efficiency.

Fr8Tech’s Growth Strategy

Fr8Tech seeks to establish Fr8App, Fr8Fleet, Fr8Now, Waavely, Fr8Radar, and Fleet Rocket as top brands for digital freight marketplaces in the Mexican domestic, and U.S-Mexico cross-border markets. Fr8Tech intends to leverage Fr8App’s current position within these markets to opportunistically extend its footprint across select routes in the U.S. and into Canada, and simultaneously build its Fleet Rocket subscriber base through existing customers and established industry connections. Fr8Tech plans to expand its Fr8Fleet offering in Mexico and leverage its presence in that market to expand its customer base and market penetration with highly targeted FTL and LTL solutions. Fr8Tech’s growth strategy consists of the following:

Focus on Core Markets

Fr8Tech plans to expand its Shipper base and increase its Carrier ecosystem operating under the Fr8App brand throughout all three countries, with a continued focus on the Mexico-U.S. cross-border market, a select portions of both the Mexican and the U.S. domestic markets. Through ongoing investments in its Platform, internal sales capabilities, and targeted hiring in sales, operations and software development, when necessary, Fr8Tech will continue to drive innovation and build a commercial foundation for growth. Using targeted marketing campaigns and sales outreach, Fr8Tech intends to reinforce the benefits of its Platform and increase adoption among existing Shippers and Carriers, including those interested in Fleet Rocket, Waavely and Fr8Now offerings. The Company will continue to actively manage margins at the account level, minimize additional overhead expenses, and take advantage of the inherent operating leverage providing by the Fr8App Platform. By leveraging its customer base and long-standing industry relationships and building off existing Shipper feedback and experiences, Fr8Tech believes it will be able to increase volumes with existing large enterprise customers and add new accounts specifically across the domestic trucking industry in Mexico and U.S.-Mexico cross-border trade routes. Lastly, by leveraging its infrastructure and network in the TMS business, Fr8Tech believes it is uniquely suited to offer the Fleet Rocket SaaS solution within the USMCA market.

Investing in Customers, Carriers and Employees to Drive Organic Growth

Fr8Tech plans to continue to incorporate customer feedback and their user experiences to solve their biggest pain points across the logistics landscape. Dedicated API data exchanges, customized features, evolved dashboard reporting, and unique predictive analytics are just some of the ongoing investments into customer relationships. We will continue to build trust among all Carriers across our brands by managing our Shipper base and their level of demand to provide a high level of fulfilment and effective load management. We actively monitor service levels across its Platform with on-time pick-up and delivery metrics. That same technology is used to manage F8App, Fr8Fleet, Waavely and Fr8Now.

To deliver high performance and maximize value to our Shipper and Carrier customers, we plan to continue to invest in, train and enable in our sales and operations teams to provide real-time response to high-volume primary and spot load activity, as necessary, and to provide best-in-class sales service and carrier support. Fr8Tech will continue developing well-trained bilingual sales force and operations team through our “Fr8App University” Program.

Investing in Technology to Expand Capabilities and Extend Reach

Fr8Tech will continue to invest in its technology to improve and differentiate its Platform, as well as, further develop and market Fleet Rocket for brokers and Shippers. Within the geographies that Fr8Tech serves, Fr8App is naturally suited to provide the TMS software solution through a SaaS model and empower the offering with real time load matching with active market participants, not just through Fr8App but to other load boards through simple API interconnections. Fr8Tech’s solutions can also be leveraged to provide similar automated matching capabilities to adjacent markets, such as last mile transportation, long-term storage and warehousing. Through thoughtful market analysis, strategic industry relationships and partnerships, and considerate planning, Fr8Tech will explore broadening its addressable market by either developing in-house solutions or partnering with other service providers to pursue attractive opportunities within such markets when possible.

Automation

●	Go Digital: Fr8Tech believes that by providing more sophisticated automation to the relatively untapped digital commercial freight market in Mexico, and building upon initial efforts in the U.S. and Canada, it will strengthen its position within the domestic transportation segments in Mexico and the U.S. Fr8Tech continues to train Carriers to utilize the Fr8App Platform to improve operations and gain more transportation loads, and is pushing for Shippers and Carriers to achieve entirely “self-serve” transactions over the Platform, in which Carriers and Shippers fully complete transactions without human intervention from Fr8Tech. The goal is to automate sales and operations functionality throughout the process while providing real-time visibility for all parties. Our launch of an AI-powered Tendering Bot in March 2025 is an example of the Company’s ongoing drive to bring advanced automation to the market. This technology not only reduces the need for manual tasks, it dramatically increases speed, efficiency and accuracy of critical information sharing and documentation to enable freight matching and successful transactions across the Platform. AI Fr8Tech’s Fr8Radar is another tremendous value-add for both Shippers and Carriers, particularly in Mexico, where tracking and security are a must-have logistics management tool.

●	Be Digital: Fr8Tech intends to continue refining and automating its operational flow and maximize efficiencies while thoughtfully growing its brokerage division. Fr8Tech is investing in adding development efforts to expand its technology team and to work towards building out more internal tools to maximize efficiency in its brokerage division such as real-time pricing tools by coupling historical lane data analytics with API integration as well as other unique internal data sets. Fr8Tech released many new tools and functionalities in 2024 including 18 tracking integrations with GPS providers – expanding the power and reach of Fr8Radar; ETA calculations on shipments; automatic status updates via geofencing; WhatsApp notifications for Shippers; numerous bespoke integrations with customer platforms; facilities management capabilities; and many new reports and analytics to name a few.

Balancing Contractual and Spot Business, Domestic and Cross-Border

Primary markets are those with established regular routes that are contracted for over a period of time. Spot markets are negotiated at a specific point in time and, usually in response to a short-term need that was not originally planned by a Shipper or Carrier. Fr8Tech understands the importance of balancing its efforts and business between primary and spot markets. As Fr8Tech advances in serving the Mexican domestic and U.S.-Mexico cross-border market opportunities, it will leverage spot opportunities presented by regional or global situations or events, such as high market volatility resulting from conflicts, social or economic disruptions, escalations in trade tensions or disputes, or other circumstances that generate short-term imbalances in the supply and demand for ground transportation freight services in the markets we serve. We are also mindful that longer term economic trends, such as shifts in consumer preferences or supply chain near-shoring and other macroeconomic factors can also create a shortage of supply and surplus in demand on either side of the equation. With periods of market stability, Fr8Tech will increasingly try to target higher volume, long-term contractual business directly from Shippers through its Fr8App brand, local traffic in Mexico through Fr8Fleet, Waavely and Fr8Now.

Product Releases

The first commercial version of Fr8Tech’s products was launched in 2017. Fr8Tech continued its product development efforts throughout 2018, added initial business intelligence and analytics to supplement its basic products in 2019 and offered its revised products package with active freight brokerage support and customer service towards the end of 2019 and into early 2020.

The second generation of Fr8Tech products were brought to market during the second quarter of 2020 and consisted of the (1) online Portal and Mobile App, (2) the TMS, and (3) Fr8App’s Platform supplemented with freight brokerage support and customer service. Starting in 2022 product diversification efforts were undertaken to best meet customer needs and take advantage of growth opportunities. Fr8Fleet was established in 2022 to provide dedicated capacity to large enterprise customers in Mexico. Fr8Now was launched in 2023 to offer LTL services in Mexico. Waavely was released in 2024 to bring ocean container freight brokerage services customer looking to move goods through Mexican ports from points worldwide. In 2025, the Company released Fleet Rocket, the TMS software, as a standalone offering to the market, targeting brokers and Shippers to better manage OTR shipments and other freight and logistics operations.

All freight matching products work under a similar business model whereby gross margins are primarily earned from revenue invoiced to Shippers less costs paid to Carriers per completed transaction under the Fr8App, Waavely and Fr8Now services and for provided capacity under Fr8Fleet. Under Fr8App, Waavely and Fr8Now, each shipment made through the Platform (Portal or App) is considered a transaction. Shippers and Carriers can navigate through and transact on the Platform without assistance, and if both do so the interaction between the two is automatically carried out on the system. If either requires or requests assistance through freight brokerage support or customer service, the Fr8Tech team actively intervenes and supports service matching through the Platform’s BackOffice. Such assistance typically allows for greater flexibility and optionality to the parties involved to negotiate and agree on rates and shipment details. Currently, the use of freight brokerage support and customer service occurs on nearly all transactions completed on the Platform and thus all of Fr8Tech’s revenue. Fr8Tech believes the industry is still anchored in communication through traditional channels (phone or email), and human attention is valued in the management of shipments.

Fleet Rocket is sold under a SaaS model with different price points for different size customers with different levels of needs and sophistication, primarily based on the volume of shipments their operations team needs to manage. The software integrates leading AI technology to optimize cross-border logistics and nearshoring operations by providing the necessary tools to meet regulations, coordinate multiple stakeholders, and ensure that shipments reach their destinations on time. Fleet Rocket handles multimodal shipments and dedicated capacity fleets, providing visibility and control over every stage of a shipment from ports to inland destinations. GPS integrations, process automation, real-time tracking, and full operational control, help eliminate bottlenecks and increase efficiency logistics operators.

AI – Powered Tendering Bot

In March 2025, the Company launched an AI-powered Tendering Bot, a cutting-edge automation tool designed to transform the load tendering process for Shippers and freight brokers. The Tendering Bot addresses long-standing industry inefficiencies by replacing outdated integrated TMS such as assigning loads via text messages or emails with intelligent automation.

The Tendering Bot reads and interprets a variety of unstructured data sources, such as emails, text messages, and screenshots of Excel spreadsheets, and other documents containing load information to extract key shipment details like origin, destination, required equipment, and timing. This information is immediately structured and posted to the Fr8App marketplace, where it becomes instantly available for carrier bidding. By automating the transcription and organization of load requests, the Tendering Bot significantly reduces the time and labor typically required from operations teams while improving speed, accuracy, and visibility across the tendering workflow.

The Tendering Bot is fully integrated with Fleet Rocket to enhance its automation capabilities and support enterprise clients by enabling faster decision-making, real-time load visibility, and reduced operating costs. The integration also facilitates structured data flow between Fr8App and Fleet Rocket.

Research & Development

Fr8Tech’s BackOffice

For traditional freight brokers, the Fr8Tech Platform is a valuable source to finding capacity for their clients quickly, when they have not achieved it through their traditional channels and methods. Brokers use the Portal to help augment their businesses and provide Fr8Tech with valuable market data and revenue diversification.

Fr8Tech’s systems development team works in a development environment that is based on Scrum methodology. This methodology allows it to deliver new functionalities as frequently as it designs, which is presently every two weeks. By applying concepts such as Continuous Integration and Continuous Delivery (“CI/CD”), Fr8Tech believes its development process is highly robust. Following is a visual depiction of the Scrum Methodology:

Its technology has been designed with the goals of building a highly efficient, adaptable, scalable and secure platform with the potential to vastly improve operating margins of freight transactions. Following are some of the features of Fr8Tech’s technology infrastructure and development methodologies:

1.	Efficiency & Adaptability

●	Highly automated agile development process supported by CI and CD tools
●	Event based, micro-service architecture
●	Applications packaged in Docker images
●	Container orchestration via Kubernetes leveraging automated rollouts and rollbacks, service discovery and load balancing.
●	Modern, extendable, API suited for integration with industry data providers (TMS, telematics, ELD, Compliance, Big Data providers and other systems)

2.	Scalability & Availability

●	Project hosted in GoogleCloudPlatform
●	Underlying platform invented in telco industry, designed for scale with minimal downtime
●	Erlang’s (via Elixir) let-it-crash philosophy, reducing codebase and allowing smaller teams to produce more
●	CQRS design pattern used throughout the system, separation between read & write storage
●	Easy horizontal scaling via Kubernetes
●	EventStore as a framework for CQRS, EventsFr8App’scing, and messaging
●	Postgresql hosted in Aiven

3.	Security & Auditability

●	Data loss prevention - all transactions are stored in immutable storage, Fr8App revert and reinterpret data from the inception with hindsight
●	System is monitored by automated monitoring tools (Stackdriver, Prometheus) and alerts the engineering team via Slack integration
●	Grafana is used to visualize system parameters in real-time
●	All API traffic is stored in BigQuery for deep analysis of system’s usage
●	Using highest industry available encryption standards
●	All information is encrypted in real time, https and wss
●	Personally identifiable information is encrypted in rest
●	Strict data and code access policies applied to product, and to development process
●	Full snapshot, i.e. base backup of PostgreSQL
●	PostgreSQL streaming backup, i.e. WAL records
●	Entire instances backed up
●	Access to multiple data centers in different geographic zones

Fr8Tech has developed and will continue to create and enhance new business intelligence capabilities around reporting, online analytical processing, analytics, data mining, process mining, complex event processing, business performance management, benchmarking, text mining, predictive analytics, and prescriptive analytics. All these enhanced functionalities will increase the utility and add value to all users of our Platform and in turn, help drive traffic to the Platform itself.

Integrations

At the core Fr8App’s networking capabilities are key integrations with outside GPS tracking service providers that give our customers numerous options for real time location and movement data on trucks shipping their loads. This is central to our Fr8Radar offering. We have also invested software development resources to establish dozens of bespoke customer integrations to link Fr8App with customer’s ERPs and operating platforms to streamline dataflow and processes, ensure data accuracy and enhance reporting and analytics to improve their operating efficiencies.

Another example of advancing our offerings through key integrations is service agreement with TB Networks, S.A.P.I. de C.V. (“Trebu”), signed on November 16, 2024, for an initial one-year term, under which Trebu provides automated shipment planning services using AI to process customer requests. Trebu is implementing and maintaining the AI-powered automation system that identifies and processes shipment planning requests, ensuring proper integration and synchronization of shipment and facility data, and providing ongoing support and maintenance to guarantee system reliability and efficiency. For more information, see Item 1A. “Risk Factors – Risks Related to Fr8Tech’s Business - Our dependence on a third-party provider for the development and integration of AI technologies exposes us to operational and contractual risks.”

Sales and Marketing

Fr8Tech’s marketing approach centers on digital marketing as the primary channel to promote the company’s brands. Fr8Tech uses a range of techniques, such as search engine optimization, social media, and email marketing to generate leads and gain brand presence. Fr8Tech’s strategy is focused on the long-term establishment of our brand as a reliable, best-in-class service provider in the logistics industry. We avoid relying on short-term advertising campaigns that can be expensive and only generate temporary presence, preferring to create valuable content, build relationships with our audience, and engage with them through the channels they use most. The company is firmly committed to digital marketing, and we are always exploring new ways to improve our approach and reach new audiences. By focusing on building a loyal customer base and establishing ourselves as a trusted logistics solution provider, we expect to be able to build a self-sustaining business over the long-term.

Fr8Tech targets its brokerage offerings under the Fr8App, Fr8Fleet, Waavely, and Fr8Now brands to high-volume contractual lanes from a variety of Shippers from small and mid-market companies to large multinational corporations. The sales and marketing efforts are mostly aim at direct contact with decision makers at potential Shippers. We also utilize trusted third-party information, such as sales prospecting tools, to generate and advance leads with prospective clients. Once Shippers are on-boarded, they may choose to transaction their shipping requirements on the marketplace themselves or solicit assistance from our operations and customer service teams. Our software offering, Fleet Rocket, is marketed similarly to brokers and Shippers in these same market, where we leverage existing relationships and name recognition from our brokerage brands.

Fr8Tech builds its Carrier network by marketing its Platform to reputable Carriers, demonstrating the value of the marketplace, bringing high-volume consistent business from Shippers, maintaining an intuitive and engaging user platform, providing key operations support and making timely payments when shipments are completed. The Company builds its buying power as it continues to attract more Carriers to use the Platform. Carriers typically seek fulfillments on either Fr8App or Fr8Fleet depending on their capacity, requirements and needs: either long-haul and/or cross-border under Fr8App or set operating routes under Fr8Fleet. Fr8Tech also pursues focused marketing campaigns in the Mexico domestic market to reinforce the benefits its Platform, the Portal and Fr8Radar, to increase visibility and ultimately adoption of its technology and solution.

Fr8Now targets potential clients through developing target communications and profiles on the internet as well as with Shipper clients that have expressed an interest in the LTL product.

Regulations

The Carriers with which Fr8App transacts cross-border business, are mostly legal corporate entities, LLCs, or their equivalents, in Mexico and Canada. The Carriers with which Fr8Fleet transacts its business are usually smaller entities, either owner-operators or companies with less than 20 trucks. Fr8App enters into contracts for the provision of services with Shippers and Carriers while the Shippers and Carriers are typically subject to rules and regulations for operating within their given industry and, as applicable, the freight industry within their respective countries of operation. Carriers are responsible for being duly certified and operating under good standing as required by their corporate residence and the locations over which they carry freight. For US Carriers, the main regulator is the US Department of Transportation (“DOT”) and various state level equivalents. For Mexico Carriers, the relevant counterparty is the “Secretaria de Transporte”, and in Canada it is “Canadian Transportation Agency”. Nearly all of regulatory compliance burden within Fr8App’s scope of operations falls on the Carriers themselves. For example, Fr8App’s requirement in the U.S. is primarily for Carriers to remaining in good standing with the DOT, but they may also have additional requirements for maintaining a number of operating licenses, insurance requirements and special certifications (i.e., border-crossing).

The cost for Fr8Tech to comply with government regulation as a whole is relatively low. Government regulations and requirements over the freight trucking industry do impose a number of obligations on Carriers and Shippers that influence how Carrier freight services are secured on Fr8App. Regulatory changes could negatively impact or possible benefit Fr8Tech’s business model, but it can be difficult to predict exactly how any such changes would affect Company’s business model. For example, a change in trade regulations could increase or decrease freight volumes across a given border, but despite possible changes to our volume of business, how the Company’s business model operates may not be affected. A US policy to impose tariffs on particular goods could decrease cross-border traffic of those goods but may increase domestic freight traffic in both countries. In comparison, if regulations were scaled back and cross-border restrictions or requirements were eased, the value-add that Fr8Tech provides to our customers might be diminished or eliminated, and our business from that segment could be negatively affected. It is possible governments and regulatory agencies, notably the new Trump Administration that took office in the US in January 2025, could implement such changes, and they could affect Fr8Tech’s business model in a material way.

Fr8Tech’s business is subject to a variety of U.S. and Mexican laws, rules and regulations, including those affecting “Motor Carriers, Owner-Operators and Transportation Brokers” issued by US Federal Motor Carrier Safety Administration (“FMCSA”) of the DOT. Fr8Tech is subject to many U.S., Canadian and Mexican federal, state and local laws and regulations including those related to internet activities, privacy, rights of publicity, data protection, intellectual property, health and safety, competition, consumer protection, payments, transportation services, insurance coverage and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created or amended in a manner that could harm Fr8Tech’s business.

Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could be detrimental to Fr8Tech. These may involve privacy, data protection of personal and/or confidential information, content creation and distribution, intellectual property, data security and data retention. In particular, it is subject to federal, state and foreign laws regarding privacy and protection of companies’ and individuals’ data. Foreign data protection, privacy, content and other laws and regulations can impose different obligations and could be more restrictive than those in the U.S. Additionally, U.S. federal, state and foreign laws and regulations are in some cases enforced by private parties in addition to government entities, are continuously evolving, and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations can be uncertain, particularly in the new and evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.

Fr8Tech’s customers upload and store data on its Platform. This presents legal requirements to its business and operations, such as ensuring consumer privacy rights or intellectual property rights. Both in the U.S. and abroad, Fr8Tech must monitor and comply with a wide variety of laws and regulations regarding the data stored and processed on its cloud-based platform as well as in the operation of its business.

Competition

The 3PL industry is rapidly evolving with demands for greater efficiency and increased visibility into the shipment lifecycle. Fr8App expects increasing competition from domestic and international market participants. Fr8App’s competitors include the postal services of the U.S. and other nations, various motor Carriers, express companies, freight forwarders, air couriers, large transportation and e-commerce companies that are making significant investments in their internal capabilities, and startups and other companies that combine technologies with crowdsourcing to focus on local market needs, some of with whom we share customers.

In Mexico, our Fr8App, Fr8Fleet, Waavely and Fr8Now brands compete with many logistics companies and freight brokers. We also buy from and sell transportation services to companies that compete with us. There are also direct technology-based competitors, focused on the domestic transportation market in Mexico, including Nowports and Cargado. We also recognize that the industry is evolving quickly, and traditional brokers and Carriers, including international operators, are adopting and/or developing smart technologies of their own to bring automation and efficiency to the Mexican market in direct competition with our technology and the services we offer.

The domestic U.S. 3PL industry is already crowded with globally recognized competitors, some of whom offer transportation services as well as traditional 3PL services. Fr8App technology was developed in part to improve traditional 3PL solutions offered by established corporations such as XPS Logistics, Inc., C.H. Robinson Worldwide, Inc. and J.B. Hunt Transport Services, Inc. Traditional 3PL providers leverage their vast network of offices and employees to coordinate freight transportation domestically and internationally. Additionally, a wave of new entrants has entered the 3PL space with novel, real-time 3PL solutions similar to Fr8App’s Portal and Platform. Companies such as Uber Freight, Convoy, NEXT Trucking, and Cargo-Partner have each accessed the 3PL market with the support of private financing to disrupt established 3PL corporations.

Furthermore, both established and emerging competitors have direct access to U.S.-Canadian cross border trade routes, where Fr8App intends to serve on an opportunistic basis as well. According to the U.S. Bureau of Transportation Statistics, a total of $762 billion worth of goods moved across the U.S.-Canada border in 2024, the majority of which was transported by truck.

In the future, competition may also come from other sources in the future as new technologies are developed and new methods of transportations are made widely available. Innovations in transportation technology, including driverless trucks, AI and logistics could adversely affect the demand for Fr8App’s 3PL services.

In relation to the LTL market in Mexico, there are several established players, including Saia, Penske Logistics, TIBA, Pak2Go, Fletes, FedEx Estafeta and Transplace, to name a few. This space has grown rapidly in recent years, primarily driven by the rapid growth of e-commerce in the country. According to Mordor Intelligence, the Mexican LTL market is expected to outpace GDP growth in the years ahead at an approximate 6% CAGR through 2029. We believe there is a large segment of business-to-business traffic that we can capture with the truck capacity already available in our Fr8Fleet program, and others willing to service LTL opportunities in Mexico.

Intellectual Property

On January 7, 2021, Fr8Tech filed a trademark application with the U.S. Patent and Trademark Office for the Fr8Technologies design mark. Fr8Tech currently does not hold any patents or own any registered trademarks. Fr8Tech believes that the success of its business depends on the quality of its proprietary software solutions, technology, processes, and domain expertise. While it considers its intellectual property rights to be valuable, Fr8Tech believes that its competitive position depends primarily on its ability to increase and eventually to maintain a leadership position by developing innovative proprietary solutions, technology, information, processes, insights and business intelligence to satisfy both Shippers and Carriers’ needs through its Platform.

Fr8Tech’s principal asset consists of its software, which it invests in on a monthly basis through development work by employees and externally contracted parties. Fr8App invested approximately $0.35 million and $0.34 million in software during the years ended December 31, 2024, and 2023, respectively. Fr8Tech expects to continue investing in its software commensurate with the expansion of its product offerings. Financing for investment in software has historically been provided for by the company’s operations and capital raising events.

Employees

As of December 31, 2024, we had a total of 82 employees, 74 of them based in Mexico, with the remaining in the U.S. and other virtual locations and 18 contract-based employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Fr8Tech considers its relationship with its employees to be good. Fr8Tech has three principal executives, including its CEO, CFO and COO. Fr8Tech has the following number of employees and contractors, including its executives, in each of its departments as follows:

Finance, HR and Administration	14
Carrier Sales & Support	19
Shipper Sales & Marketing	12
IT and Product Development	26
Operations and Support	29

Relationships with employees are stable and favorable. Fr8App’s Chief Executive Officer, Javier Selgas, initially joined Fr8Tech as Chief Technology Officer and has over a dozen years of experience in developing technology and digital marketing. Fr8Tech’s Chief Financial Officer, Donald Quinby, joined Fr8Tech in January of 2024 and has more than 20 years of experience in finance and has held leading finance roles with several public companies. Fr8Tech’s Secretary, Paul Freudenthaler, has over 30 years of financial experience and has been Chief Financial Officer for several leading companies in both the U.S. and Mexico. Previously, Paul Freudenthaler served as Fr8Tech’s Chief Financial Officer from September 2020 until his resignation on January 19, 2024, after which he continued his position as Secretary and was appointed as a board director. Fr8Tech’s Chief Operating Officer, Luisa Lopez, has over 25 years of experience within the logistics and supply chain industry across North America.

Facilities

Fr8Tech’s global headquarters are in Monterrey, Mexico at Hidalgo 2035, Interior M20, Obispado, Monterrey, Nuevo Leon, Mexico 64060. We also lease office space in Mexico City, Mexico for several employees. Our physical office in the United States is located at 2001 Timberloch Place, Suite 500, The Woodlands, Texas 77380. All office locations are rental office spaces.

The Company entered into a lease agreement on November 2, 2022, for the office in Monterrey for a period of 12 months, amended the lease for additional adjacent office space in August 2023, and twice renewed the leases for subsequent 12-month terms on November 1, 2023 and again on November 1, 2024. The current lease agreement will expire on October 31, 2025. The Company entered into a lease agreement for office space in Mexico City to accommodate three to five employees on February 1, 2024. That lease was renewed on February 1, 2025. In October 2020, the Company entered into a work-suites arrangement for a workspace in an office located in The Woodlands, Texas, on a month-to-month basis, which continues in effect.

Total current monthly rent for all office locations is approximately $11,000. The facility lease expenses for the years ended December 31, 2024 and 2023, were approximately $141,315 and $101,000, respectively. Certain employees located in the U.S., Spain, and elsewhere in Mexico work remotely. Employees in Monterrey, MX have the option to work remotely for part of the week.

Equipment

Fr8Tech’s principal asset consists of its software, which it invests in on a monthly basis through development work by information technology and development employees and externally contracted parties. Fr8App invested approximately $0.34 million and $0.33 million in software during the years ended December 31, 2024, and 2023, respectively. Fr8Tech expects to continue investing in its software in line with the expansion of its product offerings. Financing for investment in software has historically been provided for by the company’s operations.

Investment Advisers Act of 1940

Under the Investment Advisers Act of 1940 (the “Investment Advisers Act”), and the rules adopted under that statute, a person or firm is required to register with the U.S. Securities and Exchange Commission (the “SEC”) if the person or firm is:

●	an “investment adviser” under Section 202(a)(11) of the Investment Advisers Act;

●	not excepted from the definition of investment adviser by Section 202(a)(11)(A) through (E) of the Investment Advisers Act;

●	not exempt from SEC registration under Section 203(b) of the Investment Advisers Act; and

●	not prohibited from SEC registration by Section 203A of the Investment Advisers Act.

Applicable state laws may have similar registration requirements.

Subject to certain limited exclusions, Section 202(a)(11) of the Investment Advisers Act generally defines an “investment adviser” as any person or firm that: (1) for compensation; (2) is engaged in the business of; (3) providing advice, making recommendations, issuing reports, or furnishing analyses on securities, either directly or through publications. A person or firm must satisfy all three elements to be regulated under the Investment Advisers Act.

The SEC’s Division of Investment Management construes these elements broadly. For example, with respect to “compensation,” the receipt of any economic benefit suffices. To be deemed compensation, a fee need not be separate from other fees charged, it need not be designated as an advisory fee, and it need not be received directly from a client. With respect to the “business” element, an investment advisory business need not be the person’s or firm’s sole or principal business activity. Rather, this element is satisfied under any of the following circumstances: the person or firm holds himself or itself out as an investment adviser or as providing investment advice; the person or firm receives separate or additional compensation for providing advice about securities; or the person or firm typically provides advice about specific securities or specific categories of securities. Finally, a person or firm satisfies the “advice about securities” element if the advice or reports relate to securities. The Division has stated that providing one or more of the following also could satisfy this element: advice about market trends; advice in the form of statistical or historical data (unless the data is no more than an objective report of facts on a non-selective basis); advice about the selection of an investment adviser; advice concerning the advantages of investing in securities instead of other types of investments; and a list of securities from which a client can choose, even if the adviser does not make specific recommendations from the list. An employee of an SEC-registered investment adviser does not need to register separately, so long as all of the employee’s investment advisory activities are within the scope of his employment.

One of the statutory exclusions from the definition of “investment adviser” is the “publisher’s exclusion”. Under Section 202(a)(11)(D) of the Investment Advisers Act, “the publisher of any bona fide newspaper, news magazine or business or financial publication of general and regular circulation” is excluded from the “investment adviser” definition. This “publisher’s exclusion” requires that product or service offerings must be: (1) of a general and impersonal nature, in that the research provided is not adapted to any specific portfolio or any client’s particular needs; (2) “bona fide” or genuine, in that it contains disinterested discussion and analysis as opposed to promotional material; and (3) of general and regular circulation, in that it is not timed to specific market activity or to events affecting, or having the ability to affect, the securities industry. The basis for reliance on such exclusion will depend on a facts-and-circumstances analysis.

Certain services provided by the Company may cause the Company to meet the definition of “investment adviser” in the Investment Advisers Act and similar state laws. Under the Investment Advisers Act, an “investment adviser” is defined as a “person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities.” In particular, certain of the content on the Company’s Discord servers, such as trading diaries posted by the Company’s personnel, and other content available on the Company’s social media channels, may constitute investment advice. In addition, in general, disclaimers, such as those included with the Company’s posts on Discord and other social media, do not change the character of the advice provided for Investment Advisers Act purposes. The Company relies on the “publisher’s exclusion” from the definition of “investment adviser” under Section 202(a)(11)(D) of the Investment Advisers Act, as described above and as interpreted by legal precedent. We intend at all times to operate our business in a manner as to not become inadvertently subject to the regulatory requirements under the Investment Advisers Act.

If we meet the definition of “investment adviser” in the Investment Advisers Act, and do not meet the requirements for reliance on the “publisher’s exclusion” from the definition of “investment adviser” or another exclusion, exemption, or exception from the registration requirements under the Investment Advisers Act, we will have to register as an investment adviser with the SEC pursuant to the Investment Advisers Act and potentially with one or more states under similar state laws. Registration requirements for investment advisers are significant. If we are deemed to be an investment adviser and are required to register with the SEC and potentially one or more states as an investment adviser, we will become subject to the requirements of the Investment Advisers Act and the corresponding state laws. The Investment Advisers Act requires: (i) fiduciary duties to clients; (ii) substantive prohibitions and requirements; (iii) contractual requirements; (iv) record-keeping requirements; and (v) administrative oversight by the SEC, primarily by inspection. Requirements and obligations imposed on investment advisers can be burdensome and costly. If it is deemed that we are out of compliance with such rules and regulations, we may also be subject to civil and/or criminal penalties. Applicable state laws may have similar or additional requirements. If we are required to register under these laws, we may no longer be able to continue to offer our investment education and entertainment services, which may have a significant adverse impact on our business and results of operations.

Corporate History and Structure

History

Freight App, Inc. (formerly known as “Freight Hub, Inc.” and hereinafter referred to as “Fr8App”) was incorporated in 2015 as a Delaware corporation. It was founded with a vision to develop and bring solutions to the relatively unorganized cross-border commercial freight market on the U.S.-Mexico border, and by extension, the U.S.-Canada border. In January 2019, Freight Hub México, S.A De C.V., a wholly-owned subsidiary of Fr8App was formed. In December 2021, Freight Hub Mexico, S.A De C.V. changed its name to Freight App de Mexico, S.A De C.V. (“Freight App Mexico”).

Freight logistics operations and our Fr8App marketplace solution, begins with Shippers and with Carriers. Within the demand and supply equation, Shippers seeking suitable means of transportation for their goods or products represent demand and Carriers with freight transportation capabilities represent supply. The Fr8App marketplace was designed to facilitate matching the two: demand with supply. The first commercial version of Fr8App’s products was launched in 2017. Fr8App’s initial commercial efforts focused on promoting the Fr8App marketplace to freight brokers in the logistics industry.

Fr8App continued its product development efforts throughout 2018 and added business intelligence and analytics to supplement its platform in 2019. Subsequently the firm offered a revised products package with active freight brokerage support, customer service and other enhanced features and functionality, which were fully launched during the second quarter of 2020. During the third quarter of 2020, a new management team renewed focus on promoting freight services to Shippers and Carriers and de-emphasize marketing to brokers in the logistics industry.

The Merger

Hudson Capital Inc. (“Hudson Capital”) was initially established as “China Internet Nationwide Financial Services Inc.”, a holding company incorporated under the laws of British Virgin Islands on September 28, 2015. On July 28, 2017, Hudson Capital announced the pricing and closing of its initial public offering (“IPO”) and its shares began trading on Nasdaq Global Market on August 8, 2017 under the symbol “CIFS.” In keeping with the board’s plan to diversity its operations, rebrand itself and seek new strategic options, Hudson Capital board members and management were completely changed and the corporate name was changed to “Hudson Capital, Inc.” on April 23, 2020 and the company began to trade under the new symbol, “HUSN” on May 8, 2020. The securities were also transferred to the Nasdaq Capital Market at the opening of business on July 16, 2020.

The Hudson Capital board considered multiple potential merger candidates before identifying Fr8App as the best option to complete a merger and offer the best potential value for its stockholders. Pursuant to such determination, Hudson Capital and Fr8App entered into an Agreement and Plan of Merger (as amended from time to time, the “Merger Agreement”) on October 10, 2020 with Hudson Capital Merger Sub I, Inc., its Delaware wholly-owned subsidiary (“Merger Sub I”), Hudson Capital Merger Sub II, Inc., a Delaware subsidiary of Merger Sub I (“Merger Sub II”), Fr8Tech and ATW Master Fund II, L.P., as the representative of the stockholders of Fr8App (the “Stockholders’ Representative”).

This Merger Agreement was terminated on December 13, 2021 and on December 29, 2021, a new merger agreement was entered into between, Hudson Capital, Merger Sub I, Fr8App and the Stockholders’ Representative (the “New Merger Agreement”). On February 14, 2022, a Certificate of Merger was filed with the Secretary of State of the State of Delaware, in accordance with the relevant provisions of Delaware law, whereby in accordance with the New Merger Agreement, Merger Sub I merged with and into Fr8App, with Fr8App surviving the Merger and continuing as a direct wholly-owned subsidiary of the Company (the “Merger”). The Merger closed on February 14, 2022. On February 14, 2022, we effected another 2.2:1 reverse split of our ordinary shares and our ordinary shares began trading on a split adjusted basis on February 15, 2022.

Following the Merger, on March 25, 2022, we dissolved Merger Sub II and Hudson Capital Holding Co., Ltd. On March 30, 2022, we sold Hong Kong Internet Financial Services Limited (“HKIFS”) in its entirety to a private investor. The divestment of HKIFS was effected through the sale of the entirety of the equity interest in HKIFS. As of the divestment date, there are remaining or contingent obligations or benefits from HKIFS.

In connection with the Merger, the following unregistered, restricted securities were issued by Hudson Capital to shareholders of Fr8App, subject to customary adjustments for stock splits, dividends, rights offerings, pro rata distributions and fundamental transactions (the “Merger Consideration”):

Securities Issued in Merger	Issued at Merger*	Underlying Ordinary Shares**
Ordinary Shares	2,577,655	1,031
A2 Preferred Shares	1,264,360	1,128
A1A Preferred Shares	4,473,547	2,666
Series Seed Preferred Shares	7,020	3
Series B Preferred Shares	7,389,850	13,935
Series A4 Preferred Shares	568,930	341
Ordinary Shares Warrant	5,218	2
Series Seed Warrant	4,165	4,165
Equity Awards for Ordinary Shares	1,958,287	783
Total Issued in Merger	18,249,032	24,055

* Issued at Merger is not adjusted for the March 24, 2023 reverse stock split, the February 5, 2024 reverse stock split, or the September 25, 2024 reverse stock split.

** The amounts of underlying ordinary shares are adjusted for the March 24, 2023 reverse stock split, the February 5, 2024 reverse stock split and the September 25, 2024 reverse stock split.

Also in connection with the Merger, the Company’s Board accepted the resignations from the Hudson Capital board of directors and from the positions of Chief Executive Officer and Chief Financial Officer, effective upon closing of the Merger. Javier Selgas, Nicholas H. Adler, William Samuels, and Marc Urbach were appointed new directors of the board. Each of the following executives was appointed to the respective office set opposite to his/her name:

Javier Selgas - Chief Executive Officer

Mike Flinker - President

Luisa Irene Lopez Reyes - Chief Operating Officer

Paul Freudenthaler - Secretary and Chief Financial Officer

Hudson Capital continued as a British Virgin Islands (“BVI”) business company and on May 26, 2022 changed its name to Freight Technologies, Inc. and its symbol on the Nasdaq Capital Market to “FRGT”. Fr8App continues as a corporation incorporated in the State of Delaware and as a wholly-owned subsidiary of Freight Technologies, Inc.

With the divestment of HKIFS mentioned earlier, we are no longer involved in any of the businesses originally started by Hudson Capital. We are now, through Fr8Tech, a BVI business company, operating under the brands, Fr8App, Fr8Fleet, Waavely, Fr8Now, Fr8Radar, and Fleet Rocket.

Reverse Stock Splits

On March 24, 2023, the Company effected a 10:1 reverse stock split and its ordinary shares begin trading on a split adjusted basis.

On February 5, 2024, the Company effected a 10:1 reverse split and its ordinary shares begin trading on a split adjusted basis.

On September 25, 2024, the Company effected a 25:1 reverse split and its ordinary shares begin trading on a split adjusted basis.

Organizational Structure

The following is a list of our principal subsidiaries and consolidated affiliated entities as of the date of this Annual Report:

Name	Place of Formation	Relationship
Freight App, Inc.	Delaware	Wholly-owned subsidiary
Freight App de México S.A. de C.V.	Mexico	Wholly-owned subsidiary

Our principal executive offices are located at Hidalgo 2035, Interior M20, Obispado, Monterrey, Nuevo Leon, Mexico 64060 and our telephone number is (773) 905-5076. We also maintain an address at 2001 Timberloch Place, Suite 500, The Woodlands, TX 77380. We maintain a websites at https://fr8technologies.com, https://www.fr8.app/, and https://fleetrocket.io/en/.

Information available on our websites is not incorporated by reference in and is not deemed a part of this Annual Report.

Our fiscal year ends December 31.

Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

ITEM 1A.	RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this Annual Report, before making an investment decision with respect to our securities. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our shares could decline, and you could lose all or part of your investment.

Risks Related to Fr8Tech’s Business

Fr8Tech’s limited operating history may make it difficult for you to evaluate the success of its business to date and to assess its future viability.

Fr8Tech’s wholly owned subsidiary Fr8App was founded in 2015 with a purpose to develop and offer solutions to the US-Mexico cross-border commercial freight market, and by extension, the US-Canada border. The first commercial version of Fr8App’s platform was launched in 2017. Through ongoing product development efforts, in 2019 we enhanced our initial solution by adding business intelligence and analytics as well as active freight brokerage support services. In 2020, management renewed focus on promoting freight services to Shippers and Carriers (each as defined below) to increase traffic on its freight matching platform. In December 2021, Fr8Tech launched its fixed fleet product under the Fr8Fleet brand name, and introduced a LTL product, under the Fr8Now brand name in 2023. The Company launched Waavely, a containerized ocean shipping freight brokerage platform, in July 2024, and most recently launched Fleet Rocket, a TMS software offering in February 2025.

These latest offerings are still in their early stages of market reach and customer acceptance. Accordingly, consideration should be taken toward Fr8Tech’s prospects in light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development. Any predictions made about its future success or viability may not be as accurate if Fr8Tech had a longer operating history or a longer history of successfully developing and marketing its product offerings. Fr8Tech’s relatively limited operating history may make it difficult to evaluate the success of its business and assess its future viability.

Fr8Tech may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving its business objectives. Fr8Tech’s transition from a company with a development focus to a company successfully marketing and monetizing its product offerings may take longer than anticipated, or may not be successful at all.

Fr8Tech’s early-stage operations could expose it to a high concentration of revenues in individual clients and increase the volatility of its revenues.

Fr8Tech works with a number of large corporate entities, primarily Shippers, in helping to fulfill their logistics needs. Many of these clients use Fr8Tech for a small portion of their overall logistics requirements. Shippers tend to be repeat customers, whose demand for Fr8Tech services can grow in an accelerated manner relative to the overall size Fr8Tech’s book of business. Fr8Tech’s largest single client in 2024 and 2023, KCM, represented approximately 48% and 33% of total 2024 and 2023 annual revenues, respectively. Changes in Fr8Tech’s customer base or in the demands from some of the larger customers may add volatility to results while the Company remains in its early growth stages.

A significant data breach or information technology system disruption could materially adversely affect Fr8Tech, including requiring Fr8Tech to increase spending on data and system security.

Fr8Tech relies heavily on information technology networks and systems, including the Internet and a number of internally-developed systems and applications, to manage or support a wide variety of important business processes and activities throughout its operations. For example, Fr8Tech relies on information technology to analyze its customer loads and input their information into its databases, identify different routes and their costs, track ongoing shipments, confirm receipts, transfer documents, and a number of other functions that are integral to the ongoing operation of Fr8Tech’s business.

In addition, the provision of service to Fr8Tech’s customers and the operation of its networks and systems involve the collection, storage and transmission of significant amounts of information and potentially sensitive or confidential data. Fr8Tech is subject to a variety of continuously evolving and developing laws and regulations in the United States and abroad regarding privacy, data protection and data security. The scope of the laws that may be applicable to us is often uncertain and may be conflicting, particularly with respect to foreign laws.

Fr8Tech’s information technology systems are susceptible to damage, disruptions or shutdowns due to programming errors, defects or other vulnerabilities, power outages, hardware failures, computer viruses, cyber-attacks, ransomware attacks, malware attacks, theft, misconduct by employees or other insiders, telecommunications failures, misuse, human errors or other catastrophic events. Hackers acting individually or in coordinated groups, may launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other interruptions in Fr8Tech’s business. In addition, the foregoing breaches in security could expose Fr8Tech and its customers to a risk of loss, disclosure or misuse of proprietary information and sensitive or confidential data.

Fr8Tech protects its software, web portal and platform solutions from third-party attacks and implements what it believes to be state-of-the art prophylactic controls around and throughout its software environment. However, there is no assurance that Fr8Tech’s web portal and platform solution will not sometimes malfunction or be subject to malicious attacks. Any unexpected malfunction of Fr8Tech’s system could cause major interruptions to its daily operations, including its ability to deliver its 3PL services to customers, to collect payments from its customers or pay its key suppliers. To date Fr8Tech is unaware of any data breach or system disruption that has had a material adverse effect on the Company. However, Fr8Tech cannot provide any assurances that such events and impacts will not be material in the future, and its efforts to deter, identify, mitigate and/or eliminate future breaches may require significant additional effort and expense and ultimately may not be successful.

Operational challenges associated with the use of AI technologies could disrupt our business and increase costs

We have implemented AI technologies into our operations, including our AI-powered Tendering Bot, and may continue to expand their use in the future. These technologies support automation and efficiency in targeted areas of our business, such as freight tendering, where they extract and process shipment data. While AI plays an important and growing role within our technology suite, its integration also presents multiple risks.

Because our AI tools interact with key components of our logistics infrastructure, any technical malfunction, data inaccuracy, or integration issue could delay load postings, result in miscommunication of shipment details, or disrupt automated workflows. These disruptions may adversely impact carrier responsiveness, reduce customer satisfaction, or create inefficiencies that require manual intervention. Persistent or widespread issues with AI performance could lead to operational disruptions, increased costs, or reputational harm. Resolving such problems may divert engineering, IT, or customer support resources from other business priorities.

The development and integration of AI technologies present risks related to data integrity, accountability, and market adoption.

AI technologies also present risks related to the accuracy and integrity of the data they rely on. Algorithms may process biased or incomplete information, leading to flawed or discriminatory outputs. In some cases, AI models incorporate third-party tools or datasets with uncertain intellectual property ownership, which introduces legal risk. As AI-generated decisions become more integrated into our systems or partner platforms, we may be held accountable for unintended outcomes such as profiling or bias. Inadequate disclosures regarding how our AI systems function may expose us to litigation, regulatory inquiry, or reputational damage. Additionally, the rapid pace of AI innovation may necessitate ongoing investment in oversight, monitoring, and data management to mitigate risks and maintain performance.

In addition, market demand for AI-driven solutions may fluctuate based on shifting customer expectations, evolving industry standards, and competitive offerings. Our ability to successfully scale or integrate these technologies could be limited if we are unable to keep pace with such developments. A failure to adapt quickly or to meet customer requirements may result in unrealized benefits from our AI investments and could negatively affect our business, financial condition, and results of operations.

Our dependence on a third-party provider for the development and integration of AI technologies exposes us to operational and contractual risks.

We rely on Trebu as a service provider for the development, operation, and ongoing support of our AI-powered Tendering Bot under the terms of a service agreement dated November 16, 2024. Trebu provides core automation capabilities that support our ability to identify and process customer shipment requests through AI. Our collaboration depends on continued technical integration, including secure access to Fr8App APIs and accurate synchronization of shipment and facility data between our systems. For more information, see Item 1. “Business – Research and Development.”

If Trebu fails to fulfill its obligations, such as maintaining AI functionality, ensuring system reliability, or meeting integration requirements, we may experience service disruptions, delays in shipment processing, or degradation in platform performance. Although the agreement includes provisions for support and termination, we may not be able to quickly replace Trebu or replicate its system functionality with an alternative provider without incurring additional costs or delays.

Moreover, as outlined in the agreement, we are obligated to provide Trebu with system access and timely compensation for their services, and either party may terminate the contract with prior notice or in the event of an unremedied material breach. These conditions create potential exposure to contractual disputes, operational downtime, and transitional risk if the agreement is terminated or not renewed. In addition, because Trebu processes commercial data for the Fr8App marketplace through its AI system, any failure to safeguard proprietary or sensitive information could result in reputational harm, regulatory scrutiny, or legal liability. As our reliance on this third-party technology continues, we may face heightened risks associated with performance, compliance, and business continuity.

Our use of AI technology increases exposure to data privacy and cybersecurity risks.

Our AI systems process and transmit sensitive commercial data, including shipment details, customer communications, and carrier information. Any unauthorized access to or improper use of this data could expose us to regulatory penalties, litigation, or reputational damage. The integration of AI tools with Fr8App and Fleet Rocket involves data flows across systems and parties, increasing the surface area for potential cyber threats or breaches. The complexity and interconnectivity of these systems may create vulnerabilities that are difficult to detect and mitigate in real time.

As our AI capabilities evolve and become more interconnected with customer-facing platforms, we face heightened exposure to cybersecurity threats, including phishing, ransomware, data corruption, or insider threats. A significant security breach, particularly one involving the compromise of customer data processed through AI tools, could result in service disruption, financial losses, and reputational harm. We also face potential liability if data used or generated by our AI systems is inadvertently exposed or misused.

Moreover, as we scale our AI capabilities, we must ensure that robust safeguards are in place to protect against data leakage, unintended exposure, or misuse. This includes continuous monitoring, encryption, secure API management, and employee training. Ensuring compliance with evolving data privacy regulations across jurisdictions, including in the U.S. and Mexico, will require ongoing investment in security infrastructure, oversight mechanisms, and legal compliance efforts. Failure to meet these obligations could adversely impact our operations, customer trust, and financial condition.

The use of AI technologies exposes us to evolving regulatory and compliance risks that could increase operational burdens and legal liability.

As we continue to incorporate AI technologies, including our AI-powered Tendering Bot, into our operations, we are subject to an increasingly complex and evolving global regulatory environment. Governments around the world, including in the United States, Mexico, and the European Union, are actively developing legal frameworks to govern the use of AI, particularly in areas related to data processing, automated decision-making, and transparency. For example, the European Union has enacted the Artificial Intelligence Act, which introduces specific compliance obligations that may influence regulatory trends globally.

Although current regulations specific to AI remain limited in many jurisdictions, future legislation may impose requirements on how we design, deploy, and manage AI systems—such as mandates for explainability, risk classification, human oversight, and data governance. We may also be required to disclose how our AI algorithms process data or make decisions, particularly in cross-border transactions involving customer and carrier information. Non-compliance with these emerging rules could subject us to enforcement actions, fines, litigation, or reputational harm.

Further, the use of AI may raise concerns related to ethical standards, bias, and accountability. If our AI systems are perceived to make flawed or discriminatory decisions, or if we fail to adequately disclose their capabilities and limitations, we may be exposed to regulatory inquiries or loss of customer trust. Addressing these risks will require continued investment in compliance infrastructure, cross-functional training, and potential modification of AI-based workflows, all of which may increase our costs and affect our operational flexibility.

Trade tensions or adverse regulatory or political changes in any country in which Fr8Tech operates could materially and adversely affect the demand for its services, its operations and financial conditions.

Fr8Tech has business operations in the U.S., Mexico and Canada. These three countries currently have a free trade agreement which directly impacts the amount of international trade across the US-Mexico and the US-Canada borders. The first such trade agreement, the North America Free Trade Agreement (“NAFTA”), went into effect in 1994 and was followed by tremendous increase in trade amongst all three countries. The United States-Mexico-Canada Agreement (“USMCA”), substituted NAFTA and entered into force on July 1, 2020. Unanticipated changes in trade agreements or sudden political changes in any of these three countries in which Fr8Tech operates could have a material adverse effect on customers’ demand for its services. Fr8Tech’s business can be greatly impacted by the laws, regulations and policies that affect trade among these three countries, including tariff and trade policies, export requirements and other restrictions and general political instability or unrest. Factors that result in general economic changes are also beyond Fr8Tech’s control, and it may be difficult for Fr8Tech to adjust its business model to mitigate the impact of any of these factors, if at all. In particular, Fr8Tech’s business could be affected by levels of political unrest, especially if it affects border traffic, industrial production, consumer spending and retail activity. Fr8Tech could be materially and adversely affected by adverse developments in these and other aspects of the economies in which Fr8Tech operates. If Fr8Tech is unable to implement its business strategies successfully or properly react to changes in market conditions as a result of trade wars or political changes in these countries, its financial condition, results of operations and cash flows could be materially and adversely affected.

Fr8Tech’s industry is rapidly evolving. It expects to continue to face significant competition, which could adversely affect Fr8Tech.

The 3PL and logistics industries are rapidly evolving, including demand for greater efficiency, increasing usage of AI and increased visibility into logistics processes. Fr8Tech expects continued significant competition on a national and international level. Fr8Tech’s competitors include, among others, the postal services of the U.S. and other nations, various large and small motor Carriers, express companies, freight forwarders, air couriers, large transportation and e-commerce companies that are making significant investments in their capabilities, and start-ups and other companies that combine technologies with crowdsourcing to focus on local market needs, some of whom may currently be its customers.

Competition may also come from other sources in the future as new technologies are developed and new methods of transportation are made widely available. Innovations in transportation technology, including driverless trucks, AI and logistics could adversely affect the demand for Fr8Tech’s 3PL and services. If Fr8Tech is unable to adapt to these changes, its business could be adversely affected.

Fr8Tech is directly affected by the cyclicality of the trucking industry and general economic conditions.

The trucking industry has historically been highly cyclical and especially susceptible to trends in economic activity, and has historically fluctuated in response to factors that are beyond Fr8Tech’s control, such as general economic conditions, interest rates, federal and state regulations, consumer spending and fuel costs. The industry is particularly sensitive to the consumer, industrial and manufacturing sectors of the economy, which generate a significant portion of the freight tonnage hauled by heavy-duty trucks. The USMCA region and trade within has also been affected by the ongoing near-shoring and on-shoring phenomenon with many multinational enterprises shifting manufacturing, assembly, distribution, and other operations to be closer to their end customers in North America and to take advantage of comparably favorable cost structures, economic incentives and trade policies within the region. Since truck fleet owners and professional truck drivers are some of the key Carriers Fr8Tech serves, Fr8Tech’s business activities are directly tied to the production and purchase of goods and other key macro-economic measurements. When individuals and companies purchase and produce fewer goods, Fr8Tech’s customers transport fewer goods. Downturns in consumer business cycles, such as the home construction, automobile, and manufactured goods sectors, can create excess capacity in the trucking industry and may have a material adverse effect on Fr8Tech’s business and operating results.

Fr8Tech could be affected by strikes or labor unrest at any border crossing that is relied upon by its customer base.

The cross-border and domestic trucking industries rely on many government-provided services. The cross-border sector relies on agencies such as the U.S. Customs and Border Protection that may be unionized and is subject to strikes or labor unrest that could be disruptive to cross-border freight on a short-term basis. Lower or inefficient cross-border crossings due to labor unrest or strikes could adversely affect Fr8Tech’s customers and Fr8Tech’s operating results and financial condition. Labor unrest in any of the USMCA countries could adversely affect Fr8Tech’s customers and Fr8Tech’s operating results and financial condition.

Fr8Tech could be affected by organized crime activities affecting shipment integrity at any border crossing that is relied upon by its customer base.

The cross-border trucking industry relies on Carriers and freight intermediaries to provide safe passage where the integrity of shipments between destination points is essentially assured. Organized crime has a history of either outright theft of shipments or of using carrier capacity for transportation of goods that are not legitimate or are illegal. Having any shipments in which Fr8Tech is involved be the target of organized crime activity could adversely affect Fr8Tech’s customers and Fr8Tech’s operating results and financial condition.

Fr8Tech is exposed to the effects of changing fuel and energy prices, including gasoline, jet fuel and diesel, and what interruptions in supplies of these commodities can bring to the demand for the shipping and commercial freight industry.

Changing fuel and energy costs have a significant impact on the expenses incurred by the shipping and commercial freight industry. On April 20, 2020, the price for oil traded at negative prices for the first time in modern history. In the event that this short-term distortion in fuel prices were to last, air freight costs would continue to drop, making it an attractive alternative to trucking. If air freight or some other form of freight became increasingly attractive to Shippers in general, there could be a switch from truck freight to air freight, or some other, more economic means of freight. During July 2022, diesel prices in the United States were reaching historic highs with significant day to day volatility. Fortunately for the industry, diesel prices subsided and were less volatile in 2023, despite a mid-year bump, and continued a general gradual decline in 2024. However, higher fuel charges in the future may affect Carriers results and performance when they are unable to pass on their higher costs to Shippers. Changes in fuel prices, disruption in energy supplies as a result of war, actions by oil producers or other factors beyond Fr8Tech’s control, could in turn have a material adverse effect on Fr8Tech’s business.

Truck driver or other supply shortages within the transportation value chain could have material adverse effect on Fr8Tech’s business and operating results

Fr8Tech’s freight brokerage support and customer services rely on Fr8Tech being able to assist with securing carrier services for Shippers at commercially feasible rates. Truck driver or other supply shortages within the transportation value chain could adversely affect Fr8Tech’s ability to secure carrier services at commercially favorable rates, which could, in turn, have a material adverse effect on Fr8Tech’s business and operating results.

Fr8Tech currently does not hold any patents or own any registered trademarks.

Fr8Tech currently does not hold any patents or own any registered trademarks. Although Fr8Tech believes that the success of its business depends on the quality of its proprietary software solutions, technology, processes, and domain expertise, and has taken appropriate steps to protect its intellectual property, the measures taken may not be inadequate.

On September 6, 2018, Hub Group, Inc. (“Hub Group”) filed a Notice of Opposition with the Trademark Trial and Appeal Board (“TTAB”) against Fr8Tech’s U.S. Trademark Application Serial No. 87102800 (the “Trademark Application”) for its “Fr8HUB” unitary design mark (the “Mark”). On August 27, 2021 Fr8Tech and Hub Group entered into a binding Settlement Agreement and Release (the “Settlement”) fully resolving the TTAB proceeding. Under the terms of the Settlement, Fr8Tech agreed to irrevocably abandon the Trademark Application and permanently cease further commercial use of the terms “FreightHub,” “Fr8Hub” and “Hub,” as well as any confusingly similar marks (together the “Source Identifiers”), including abandoning any and all commercial and intellectual property rights to the Source Identifiers, refraining from filing additional trademark applications involving the Source Identifiers, and refraining from otherwise seeking to secure or enforce its rights to the Source Identifiers. There are no damages, penalties or payments arising under the Settlement. However, consumer or market confusion could result from Fr8Tech’s adoption of the identifiers “Freight App” and “Fr8Tech” and its abandonment of the terms “FreightHub” and “Fr8Hub” going forward. The duration or impact of such confusion, if any, is difficult to estimate. Hub Group has fully released any further legal claims concerning Fr8Tech’s use of the Source Identifiers through the date of the Settlement.

The impact of environmental laws and regulations and their enforcement could materially and adversely affect Fr8Tech’s business.

Motor carrier deregulation in the U.S. began in 1970 - 1971 with initiatives in the Nixon Administration and continued into the 1980s through the Carter administration. They were part of a sweeping reduction in price controls, entry controls, and collective vendor price setting in U.S. transportation. While these deregulations by and large had a positive impact on the transportation volumes over the years, changes of regulations in the trucking industry could adversely affect Fr8Tech’s business. Routes and pricing for commercial freight could be regulated. Controlled margins or prices for certain goods could be put into effect. Fr8Tech cannot predict the impact of any new regulations on the 3PL and transportation industries. The effect these potential regulations could have on the commercial freight business, and in turn, its business and operating results may be long-lasting.

The audited consolidated financial statements for the year ended December 31, 2024 include an explanatory paragraph in our independent registered public accounting firm’s audit report stating that there are conditions that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2024, we had an accumulated deficit of $(44.9) million, shareholder’s equity of $(0.7) million and a working capital of $(1.3) million. As of December 31, 2024, we had $3.3 million of short-term debt and $0.2 million of unrestricted cash on hand. For the year ended December 31, 2024, we recognized a net loss of $(5.6) million and negative cash flows from operations of $(4.2) million. Since inception, we have met our cash needs through proceeds from issuing convertible notes, debt, and issuance of preferred and ordinary shares, and we expect that we will need to meet future cash needs by raising debt and issuing ordinary and preferred shares and/or warrants. The Company has a revolving line of credit facility of up to $5 million. We currently project that we will need to draw on additional funds on our existing facilities and need additional capital to fund our current operations and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. As a result, we may need to raise additional capital or secure debt funding to support on-going operations until such time. Our independent registered public accounting firm, TAAD LLP, has included an explanatory paragraph in its audit report that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2024, stating that there are conditions that raise substantial doubt about our ability to continue as a going concern.

Management continues to evaluate funding alternatives and currently seeks to raise additional funds through the issuance of equity or debt securities, from our existing or new investors or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all.

On January 3, 2023, the Company placed a facility with an existing investor for approximately $6.6 million and extended the facility in April, 2023 to $9.9 million, out of which $9.6 million was funded as of December 31, 2023.

In 2024, the Company raised $0.9 million through the issuance of promissory notes, which were forgiven in the year, and established an ATM program to offer and sell Ordinary shares in aggregate of up to $4.75 million, through which the Company raised $2.9 million net of all commissions, fees and expenses. The Company also has a revolving line of credit in the amount of $5.0 million, and as of December 31, 2024 had drawn down $3.3 million from this credit line.

If we are unable to raise additional capital moving forward, our ability to operate in the normal course and continue to invest in our business may be materially and adversely impacted and we may be forced to scale back or discontinue some operations or divest some or all of our assets.

As a result of the above, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Fr8Tech has a history of significant operating losses and expects to incur losses in the future, and Fr8Tech may never achieve or maintain profitability.

Fr8Tech has a history of significant operating losses, and Fr8Tech has not been profitable since inception in 2015. Fr8Tech plans to continue to invest in improving Fr8Tech’s platform and services. Recurring losses from Fr8Tech’s operations could raise substantial doubt regarding its ability to continue as a going concern. If Fr8Tech fails to transition from a company with a development focus and in early growth strategies to fully commercializing its product offerings, it may not be able to fund its operations without raising additional capital, if at all. While Fr8Tech has been successful in raising capital in the past, there is no assurance that it can access additional capital in the future when needed, on favorable terms, or at all. If Fr8Tech fails to execute its business plan and strategies, it may incur losses for the foreseeable future, and be unable to fund its operations at some time in the future.

Historically, Fr8Tech’s existing credit losses have been minimal, less than 0.6% of sales on average over the past three years. Strain on Fr8Tech’s financial position could result from adverse credit events including non-payment from some of Fr8Tech’s larger shipper clients.

Fr8Tech undertakes a review of all Shipper clients and their financial condition, among other factors, prior to extending credit terms. Historically, some customers have paid Fr8Tech for services provided after their extended payment terms. While losses from lack of payment by any Shipper have been low throughout the Company’s history, it could suffer from either delays in payment or refusals to pay for services rendered from any of its Shipper clients. Not being paid on time by its Shippers can adversely affect the Company’s financial position and the results of its operations. Additionally, many Carriers expect Fr8Tech to make prompt and timely payment for their services provide to Fr8Tech and our customers. If Fr8Tech’s Shipper clients do not pay Fr8Tech on time, this may negatively affect Fr8Tech’s ability to make timely payments to its Carriers providers. Such a pattern of events could result in a loss of business or impact Fr8Tech’s ability to secure Carrier services in the future, which could be difficult to recover.

Raising additional capital may cause dilution to Fr8Tech’s existing shareholders, restrict its operations or cause it to relinquish valuable rights.

While Fr8Tech has been successful in raising capital in the past, there is no assurance that Fr8Tech can access additional capital in the future when needed, on favorable terms, or at all. To the extent that Fr8Tech raises additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, existing ownership interests may be diluted and the terms may include liquidation or other preferences that adversely affect existing shareholder rights. Any indebtedness Fr8Tech incurs would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on its ability to incur additional debt or equity, limitations on its ability to acquire or license intellectual property rights, limitations on the payment of dividends, and other operating restrictions that could adversely impact its ability to conduct its business. Furthermore, the issuance of additional securities, whether equity or debt by Fr8Tech, or the possibility of such issuance, may cause the market price of our ordinary shares to decline and existing shareholders may not agree with its financing plans or the terms of such financings. If Fr8Tech raises additional funds through strategic partnerships and alliances, licensing arrangements or monetization transactions with third parties, it may have to relinquish valuable rights to its technologies, or product candidates, or grant licenses on terms unfavorable to Fr8Tech. Adequate additional financing may not be available to Fr8Tech on acceptable terms, or at all. If Fr8Tech is unable to raise additional funds when needed, it may be required to delay, limit, reduce or terminate its product development or future commercialization efforts, or the Company may need to grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself. Furthermore, the Company may not be able to continue operating as it has on a historical basis.

Risks Related to Fr8Tech’s Operations

A number of Fr8Tech’s personnel are based outside of the United States and regularly conduct business outside of the United States. Fr8Tech is subject to economic, political, regulatory and other risks associated with international operations.

As a number of personnel that support Fr8Tech’s operations are based outside of the United States, Fr8Tech’s business is subject to risks associated with conducting business outside of the United States. Accordingly, Fr8Tech’s future results could be harmed by a variety of factors, including, but not limited to:

●	economic downturns, reduced economic growth, negative growth or recessions, or other reductions in economic activity, either broadly speaking or to specific industries we serve;
●	disruptive economic forces, including but not limited to inflation or price volatility of certain goods or services, high or volatile interest rates, high levels of unemployment, shifting consumer preferences, and volatile capital markets;
●	political instability, particularly involving or around the U.S.-Mexico and/or U.S.-Canada international borders;
●	differing and changing regulatory requirements for product or service approvals;
●	differing jurisdictions could present different issues for securing, maintaining or obtaining freedom to operate in such jurisdictions;
●	potentially reduced protection for intellectual property rights;
●	difficulties in compliance with different, complex and changing laws, regulations and court systems of multiple jurisdictions and compliance with a wide variety of foreign laws, tax requirements, treaties and regulations;
●	changes in U.S. and non-U.S. regulations and customs, tariffs and trade barriers;
●	changes in non-U.S. currency exchange rates of the Mexican Peso or the Canadian dollar and the potential imposition of currency controls;
●	trade protection measures, import or export licensing requirements or other restrictive actions by governments;
●	differing reimbursement regimes and price controls in certain non-U.S. markets;
●	difficulties with compliance with transfer pricing regulations;
●	changing restrictions or conditions for the repatriation of profits;
●	negative consequences from changes in tax laws;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad, including, for example, the variable tax treatment in different jurisdictions of options granted under its share option schemes or equity incentive plans;
●	workforce uncertainty or labor unrest;
●	litigation or administrative actions resulting from claims against us by current or former employees or consultants, individually or as part of class actions, including claims of wrongful terminations, discrimination, misclassification or other violations of labor law or other alleged conduct;
●	difficulties associated with staffing and managing international operations, including differing labor relations; and
●	business interruptions resulting from geo-political actions, including war, terrorism, or trade restrictions or natural disasters including earthquakes, hurricanes, tornadoes, floods, fires, etc.

Exchange rate fluctuations may materially affect Fr8Tech’s results of operations and financial condition.

Though a majority of Fr8Tech’s revenues are denominated in U.S. dollars, Fr8Tech does effect contracts in Mexico in which Fr8Tech bills for its services in Mexican pesos. Fr8Tech’s growing Fr8Fleet brand is targeted towards Mexican-based Shippers and, if successful, may cause the percentage of revenues denominated in Mexican pesos to increase over the next several years. Fr8Tech may execute contracts in Canadian dollars or other currencies at some point in the future. Fr8Tech also has a number of its personnel operating in Mexico and it pays ongoing payroll and key suppliers in Mexico, most of it in Mexican pesos. Unexpected exchange rate fluctuations between the U.S. dollar and the Mexican peso could adversely affect Fr8Tech’s results from operations.

Fr8Tech monitors and manages its exposures to changes in currency exchange rates and interest rates. It may use derivative instruments to mitigate the impact of changes in these rates on Fr8Tech’s financial position and results of operations; however, changes in exchange rates and interest rates cannot always be predicted or hedged and may have a material adverse effect on Fr8Tech.

Fr8Tech may be subject to claims by third parties asserting that its employees or Fr8Tech has misappropriated their intellectual property, or claiming ownership of what Fr8Tech regards as its own intellectual property.

Several current Fr8Tech employees have worked in the high technology, transportation and logistics industries for many years. Some of these employees may be subject to proprietary rights, non-disclosure and non-competition agreements, or similar agreements, in connection with such previous employment. Although Fr8Tech tries to ensure that its employees do not use the proprietary information or know-how of others in their work for Fr8Tech, Fr8Tech may be subject to claims that it or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such third party. Litigation may be necessary to defend against such claims. If Fr8Tech fails to fully defend itself against any such potential claims, in addition to paying monetary damages, it may lose valuable intellectual property rights or personnel or sustain damages. Such intellectual property rights could be awarded to a third party, and Fr8Tech could be required to obtain a license from such third parties to commercialize its technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if Fr8Tech is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Fr8Tech’s management team is relatively new and its future success will depend on its ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

Fr8Tech’s Chief Executive Officer joined the Company in September 2020 and our Chief Financial Officer joined the Company in January 2024. Our Chief Operating Officer joined the Company in August 2021. These three executives had not worked together prior to joining Fr8Tech. Fr8Tech’s ability to execute its business strategies and manage its growth will largely depend on its executive team and key employees, the loss of whose services may adversely impact the achievement of its objectives. While Fr8Tech has entered into employment agreements with certain of its executive officers and key employees, any of them could leave Fr8Tech’s employment at any time. Fr8Tech does not maintain “key person” insurance policies on the lives of these individuals or the lives of any of its other employees. The loss of the services of one or more of its current employees might impede its objectives. Furthermore, replacing executive officers or other key employees may be difficult and may take an extended period of time because of the limited number of individuals in Fr8Tech’s industry with the breadth of skills and experience required to develop, gain marketing approval of and commercialize products successfully.

Recruiting and retaining other qualified employees, consultants and advisors for Fr8Tech’s business, including scientific, technical and experienced industry personnel, will also be critical to its success. The demand for executive positions within the logistics industry is expected to outpace the number of skilled professionals available to fill these roles. As a result, competition for skilled personnel is significant and the turnover rate can be high. Fr8Tech may have to incur additional recruiting and training expenses to adequately staff its company. Fr8Tech may not be able to attract and retain personnel on favorable terms.

The trucking industry is highly fragmented and regulated.

The trucking industry in which Fr8Tech operates is widely considered to be fragmented and disparate, comprised of truck fleet owners, independent truck drivers and owner-operators. Some truck fleet owners and owner-operators are small businesses and may not be familiar with the industry trends or have exposure to new technologies or new methods of doing business or may not be willing to work with or pay for new technology. As a result, Fr8Tech may limited in establishing a consistently effective method for marketing its digital marketplace and mobile application platform to such industry participants.

The trucking industry is also highly regulated. The jurisdiction of the DOT, the Environmental Protection Agency (“EPA”), Department of Commerce, and Homeland Security Customs and Border Protection and similar state agencies, extends to Fr8Tech’s customers and service providers in the trucking industry. DOT and EPA regulations are subject to varying interpretations which may evolve over time. If compliance with the current regulations is not actively enforced by these agencies, or enforcement continues to vary from region to region, that may affect some of Fr8Tech’s Carriers’ businesses and in turn, its business could be materially and adversely affected. Fr8Tech cannot assure you that government agencies will not adopt new policies or regulations that could adversely affect its business, results of operations and financial condition.

Increased security requirements impose substantial costs on Fr8Tech and it could be the target of an attack or have a security breach, which could materially adversely affect Fr8Tech.

Fr8Tech operates in a particularly complex legal and regulatory environment. The legal environment of a cloud-based software business is evolving in the U.S. and other jurisdictions, and Fr8Tech is subject to a variety of laws and regulations in the United States and abroad that involve matters central to its business.

Fr8Tech’s business is subject to a variety of U.S. and Mexican laws, rules and regulations, including those affecting “Motor Carriers, Owner-Operators and Transportation Brokers” issued by the FMCSA of the DOT. Fr8Tech is subject to many U.S., Canadian and Mexican federal, state and local laws and regulations including those related to internet activities, privacy, rights of publicity, data protection, intellectual property, health and safety, competition, consumer protection, payments, transportation services, insurance coverage and taxation. These laws and regulations are constantly evolving and may be interpreted, applied, created or amended in a manner that could harm Fr8Tech’s business.

Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm Fr8Tech’s business. These may involve privacy, data protection and personal information, content, intellectual property, data security, retention and deletion. In particular, Fr8Tech is subject to federal, state and foreign laws regarding privacy and protection of people’s data. Foreign data protection, privacy, content and other laws and regulations can impose different obligations or be more restrictive than those in the U.S. U.S. federal, state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in the new and evolving industry in which Fr8Tech operates and may be interpreted and applied inconsistently from country to country and inconsistently with its current policies and practices. Fr8Tech’s customers upload and store their data in Fr8Tech’s cloud-based platform. This presents legal requirements to Fr8Tech’s business and operations, such as ensuring a level of protection for consumer privacy rights or intellectual property rights. Both in the U.S. and abroad, Fr8Tech must monitor and comply with a wide variety of laws and regulations regarding the data stored and processed on its cloud-based platform as well as in the operation of its business. Fr8Tech cannot determine the effect that any new requirements will have on its cost structure or its operating results, and new rules or other future security requirements may increase its costs of operations and reduce operating efficiencies. Regardless of its compliance with security requirements or the steps Fr8Tech takes to secure the data on its platform, it could also be the target of an attack or security breaches could occur, which could materially adversely affect Fr8Tech’s business.

Fr8Tech’s growth plans may not succeed as quickly as anticipated, if at all.

Fr8Tech’s commercial freight marketplace and mobile application platform, which match the needs of Carriers offering transportation services and Shippers requiring commercial freight services, are relatively new. The success of Fr8Tech’s digital commercial freight matching brokerage services will depend on the adoption rate of the relatively new mobile application platform by Fr8Tech’s customers. Since many Carriers are small companies slow to adapt to new technologies, Fr8Tech may not be able to establish a consistently effective method for marketing its mobile application platform to such industry participants. Fr8Tech’s plan to commercialize and grow the usage of its platform and service offerings may not succeed as quickly as anticipated, if at all. The ultimate success of the Fr8Fleet, Fr8Now, Waavely and Fleet Rocket product offerings and brands are uncertain if even achievable.

Fr8Tech expects to expand its organization, and as a result, it may encounter difficulties in managing its growth, which could disrupt its operations.

Fr8Tech expects to increase its business development efforts and grow its sales and carrier personnel, specifically targeting its key accounts and leveraging known customer preferences to increase adoption of Fr8Tech’s platform for both its Shippers and Carriers with live 24/7 tracking of shipments. Fr8Tech is also moving forward with targeted marketing campaigns in Mexico and the U.S. for Fr8Now, Waavely and Fleet Rocket. As it expands its cross-cultural workforce both in the U.S. and Mexico, Fr8Tech may encounter difficulties in managing its growth. Fr8Tech also plans to invest in its technology team so it can continue to build out internal tools on its platform and to help support the various brands under Fr8Tech’s umbrella. Failure to manage its growth could disrupt its operations and materially and adversely affect its results of operations and financial condition.

We identified material weaknesses in our internal control systems and may need to incur costs in the future, including hiring additional personnel, to further develop and maintain proper effective internal controls over financial reporting, or the accuracy and timeliness of its financial reporting could be adversely affected.

Fr8Tech is required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of the Company’s internal control over financial reporting. In particular, Fr8Tech is required to perform system and process evaluation and testing of its internal control over financial reporting to allow management to report on the effectiveness of its internal control over financial reporting. In 2022, management began the process of implementing a number of measures to address the material weakness that were identified. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The measures management took prior to and through year-end 2024 to address the identified control weaknesses included adding personnel and hiring external consultants to document current processes and policies, outline and document improvements, and ultimately implement new and more effective processes and policies. We completed the initial implementation of our remediation in 2024, and we continue to carry out policies and practices of this plan for continuous improvement to our internal controls.

The Company’s independent registered public accounting firm will not be required to attest to the effectiveness of the Company’s internal control over financial reporting for so long as the Company remains a “smaller reporting company” as defined in applicable SEC regulations. Management will be required to disclose changes made in its internal controls and procedures on an annual basis. The Company’s audit committee also needs to be advised and regularly updated on management’s review of internal controls. However, if we are not able to comply with the requirements of Section 404 in the future in a timely manner, or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of the Company’s ordinary shares could decline and/or the Company could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Related to our Ordinary Shares

We pay no dividends.

We have never paid cash dividends in the past, and currently do not intend to pay any cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our board of directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that any dividends of any kind will ever be paid to holders of our ordinary shares.

The trading price of our ordinary shares is likely to be volatile, which could result in substantial losses to our shareholders.

The trading price of our ordinary shares is likely to continue to be volatile and could fluctuate widely in response to a variety of factors, many of which are beyond our control. In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for specific business reasons, including but not limited to:

●	variations in the results of our operations;

●	the high number of preferred shares and warrants convertible into ordinary shares outstanding in comparison to total ordinary shares;

●	announcements about our earnings that are not in line with analyst expectations;

●	publication of operating or industry metrics by third parties, including government statistical agencies, that differ from expectations of industry or financial analysts;

●	changes in financial estimates by securities research analysts;

●	announcements made by us or our competitors of new products and service offerings, acquisitions, strategic relationships, joint ventures or capital commitments;

●	press reports, whether true or not true, about our business;

●	regulatory allegations or actions or negative reports or publicity against us, regardless of their veracity or materiality to our company;

●	changes in pricing made by us or our competitors;

●	conditions in global financial markets;

●	additions to or departures of our management;

●	fluctuations of exchange rates of the Mexican Peso and the U.S. dollar and to a lesser extent, the Canadian dollar;

●	release or expiry of transfer restrictions on our outstanding ordinary shares;

●	sales or perceived potential sales or other disposition of existing or additional ordinary shares or other equity or equity-linked securities, including by our principal shareholders, directors, officers and other affiliates;

●	actual or perceived general economic and business conditions and trends globally and in the freight industry in particular;

●	the potential or actual effect of program trading on our stock price; and

●	changes or developments in the global regulatory environment.

Any of these factors may result in large and sudden changes in the volume and/or trading price of our ordinary shares. In addition, the stock market and individual securities have at times experienced significant price and volume fluctuations that are not necessarily related to the operating performance of particular companies or industries. These fluctuations may include a so-called “bubble market” in which investors temporarily drive up the price of the stocks of companies in certain industries, such as, for example the e-commerce or AI industries, to unsustainable levels. These market fluctuations may significantly affect the trading price of our ordinary shares. In the past, following periods of volatility in the market price of a company’s securities, shareholders have instituted securities class-action lawsuits against certain companies and named those companies, their management and/or their board of directors as defendants. If Fr8Tech were ever to be named in such a securities class-action or similar lawsuit, the litigation process could utilize a material portion of the Company’s cash resources and divert management’s attention from the day-to-day operations of the Company, all of which could harm the business. If adversely determined, such a class action suit could have a material adverse effect on our financial condition and results of operations.

The number of ordinary shares we have outstanding and reported on a number of financial web-sites does not incorporate the effect from conversion of preferred shares, warrants, options or convertible debt and can lead to confusion on the Company’s valuation and hindering its stock value.

Fr8Tech’s capital structure has included and may include a number of securities, including preferred shares, warrant, options and convertible debt that are exchangeable or convertible into ordinary shares. The number of shares that is reported on a number of financial web-sites typically does not include the potential effect from the possible conversion or exchange of these securities for ordinary shares. Consequently, the valuation of the Company on financial web-sites is typically shown as lower than its correctly calculated value, which can lower the interest in the Company from larger investors. Therefore, the Company’s share value and appreciation might be hindered from what it might be otherwise and may have a negative impact on us, our ability to raise capital, and our shareholders.

We are vulnerable to predatory short selling practices.

We are vulnerable to predatory short sellers who publish false or negative reports on us alleging, among other things, market manipulation, false or misleading statements and misleading or deceptive conduct. While we will expend every reasonable effort to refute such negative reports, there is no guarantee that our efforts will be successful and in the event that our efforts are unsuccessful, this could result in a suspension on the trading of our shares, a decline in the trading price of our shares, investigations or inquiries by governmental and regulatory agencies, increased costs and expenses in responding to such investigations or inquiries and/or even a delisting of our shares from the national exchange. Any and all of the foregoing would have a negative impact on us and to our shareholders.

Investors in Fr8Tech must rely on the judgment of management regarding the use of Company resources, the different market segments the Company may develop, and the Company’s ability to develop certain relationships.

Our management has considerable discretion in the market segments it chooses to pursue. Investors may not have the opportunity, as part of their investment decision, to accurately assess the Company’s business development efforts, which ultimately may not improve our financial results or increase our ordinary shares price in the short-term. The Company may focus its resources on developing market segments that ultimately do not produce meaningful income in the short-term, that result in negative margins or that ultimately lose value for the Company.

Future sales or registrations or perceived potential sales or registrations of our ordinary shares, or other equity or equity-linked securities in the public market could cause the price of our ordinary shares to decline.

Sales of our ordinary shares or other equity or equity-linked securities in the public market, or the perception that these sales could occur, could cause the market price of our ordinary shares to decline significantly. As of December 31, 2024, we had 2,185,074 ordinary shares outstanding as public float and preferred shares and warrants convertible into up to 16,061,336 additional ordinary shares. However, sale of ordinary shares or their perceived potential sale by any other substantial shareholder in the public market could cause the price of our ordinary shares to decline significantly.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the market price for our ordinary shares and trading volume could decline.

The trading market for our ordinary shares may depend in part on the research and reports that securities or industry analysts publish about us or our business. If research analysts do not establish and maintain adequate research coverage or if one or more of the analysts who covers us downgrades our ordinary shares or publishes inaccurate or unfavorable research about our business, the market price for our ordinary shares could decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which, in turn, could cause the market price or trading volume for our ordinary shares to decline significantly.

Our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited because we are incorporated under British Virgin Islands law, we conduct most of our operations in Mexico and some of our directors and our executive officers reside outside the United States.

We are incorporated in the British Virgin Islands and conduct the majority of our operations in Mexico. One of our directors and some of our executive officers reside outside the United States and a substantial portion of their assets may be located outside of the United States. As a result, it may be difficult or impossible for our shareholders to bring an action against us or against these individuals in the British Virgin Islands or in Mexico in the event that they believe that their rights have been infringed under the securities laws of the United States or otherwise. Even if shareholders are successful in bringing an action of this kind, the laws of the British Virgin Islands and Mexico may render them unable to enforce a judgment against our assets or the assets of our directors and officers. There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States or Mexico, although the courts of the British Virgin Islands will generally recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits.

Our corporate affairs will be governed by our Memorandum and Articles of Association, the BVI Act and the common law of the British Virgin Islands. The rights of shareholders to take legal action against our directors, actions by minority shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are to a large extent governed by the common law of the British Virgin Islands and by the BVI Act. The common law of the British Virgin Islands is derived in part from comparatively limited judicial precedent in the British Virgin Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedents in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states (such as Delaware) have more fully developed and judicially interpreted bodies of corporate law. As a result of the foregoing, holders of our ordinary shares may have more difficulty in protecting their interests through actions against our management, directors or major shareholders than they would as shareholders of a U.S. company and whose management, directors and/or major shareholders were also incorporated, resident, or otherwise established in a United States jurisdiction.

As a result of the foregoing, our public shareholders may have more difficulty in protecting their interests through actions against us, our management, our directors or our major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States.

The laws of the British Virgin Islands provide limited protection for minority shareholders, so minority shareholders may have limited or no recourse if they are dissatisfied with the conduct of our affairs.

Under the laws of the British Virgin Islands, there is limited statutory law for the protection of minority shareholders other than the provisions of the BVI Act dealing with shareholder remedies. The principal protection under statutory law is that shareholders may bring an action to enforce the constituent documents of the company and are entitled to have the affairs of the company conducted in accordance with the BVI Act and the memorandum and articles of association of the company. As such, if those who control the company have disregarded the requirements of the BVI Act or the provisions of the company’s memorandum and articles of association, or oppose to do so, then the courts will likely grant relief. Generally, the areas in which the courts will intervene are the following: (i) an act complained of which is outside the scope of the authorized business or is illegal or not capable of ratification by the majority; (ii) acts that constitute fraud on the minority where the wrongdoers control the company; (iii) acts that infringe on the personal rights of the shareholders, such as the right to vote or breach of a duty owed to the shareholder by the Company; and (iv) acts where the company has not complied with provisions requiring approval of a special or extraordinary majority of shareholders, which are more limited than the rights afforded minority shareholders under the laws of many states in the United States.

British Virgin Islands companies may not be able to initiate shareholder derivative actions, thereby depriving shareholders of one avenue to protect their interests.

British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such an action may be brought, and the procedures and defenses that may be available in respect of any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The British Virgin Islands courts are also unlikely to recognize or enforce judgments of courts in the United States based on certain liability provisions of United States securities law or to impose liabilities, in original actions brought in the British Virgin Islands, based on certain liability provisions of the United States securities laws that are penal in nature. There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will generally recognize and enforce the non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. This means that even if shareholders were to sue us successfully, they may not be able to recover anything to make up for the losses suffered.

The requirements of being a public company may strain our resources and distract our management.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements will be time-consuming and will result in increased costs to us, either or both of which could have a negative effect on our business, financial condition and results of operations.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual and current reports with respect to our business and financial performance. The Sarbanes-Oxley Act requires that we maintain disclosure controls and procedures and internal control over financial reporting. To improve the effectiveness of our disclosure controls and procedures and our internal control over financing reporting, we will need to commit significant resources, hire additional staff and provide additional management oversight. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. These activities may divert management’s attention from other business concerns and we will incur significant legal, accounting and other expenses that we did not have as a private company prior to going public, which could have a material adverse effect on our business, financial condition and results of operations.

There could be adverse United States federal income tax consequences to United States investors if we were or were to become a passive foreign investment company (“PFIC”).

While we do not believe we are or will become a passive foreign investment company, or PFIC, there can be no assurance that we were not a PFIC in the past and will not become a PFIC in the future. The determination of whether or not we are a PFIC is made on an annual basis and will depend on the composition of our income and assets from time to time. Specifically, we will be classified as a PFIC for United States federal income tax purposes if either: (1) 75% or more of our gross income in a taxable year is passive income, or (2) the average percentage of our assets by value in a taxable year which produce or are held for the production of passive income (which includes cash) is at least 50%. The calculation of the value of our assets will be based, in part, on the quarterly market value of our ordinary shares, which is subject to change.

Although we do not believe we were or will become a PFIC, it is not entirely clear how the contractual arrangements between us and our variable interest entities will be treated for purposes of the PFIC rules. If it were determined that we do not own the stock of our variable interest entities for United States federal income tax purposes (for instance, because the relevant PRC authorities do not respect these arrangements), we may be treated as a PFIC.

If we were or were to become a PFIC, such characterization could result in adverse United States federal income tax consequences to our shareholders that are United States investors. For example, if we are a PFIC, our United States investors will become subject to increased tax liabilities under United States federal income tax laws and regulations and will become subject to burdensome reporting requirements. We cannot assure you that we were not or will not become a PFIC for any taxable year. Further, if we are a PFIC for any year during which a U.S. investor holds our ordinary shares, we generally will continue to be treated as a PFIC with respect to that investor for all succeeding years during which they are a shareholder. You are urged to consult your own tax advisors concerning United States federal income tax consequence on the application of the PFIC rules.

In the past, we have received written notifications from The Nasdaq Stock Market LLC informing us that we no longer meet certain continued listing requirements of the Nasdaq Global Market/Nasdaq Capital Market. There is no assurance that an active trading market for our ordinary shares will be sustained.

As part of the issuance of shares in the Merger, we announced in a Form 6-K filed with the SEC that we had pro forma projections showing capital for the Company in excess of $5,000,000 following the Merger.

On October 26, 2022, we received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) informing us that our share price had traded below $1 and that we had 180 days to remedy the situation. We effected a 10:1 reverse stock split on March 24, 2023 and were informed on April 11, 2023 that we had regained compliance with Listing Rule 5550(a)(2), and the matter was closed.

On August 21, 2023, we received a notice from the Nasdaq informing us that our share price had traded below $1, and that we had 180 days to remedy the situation. We effected a 10:1 reverse stock split on February 5, 2024 and were informed on February 20, 2024 that we had regained compliance with Listing Rule 5550(a)(2), and the matter was closed.

On May 22, 2024, we received a notice from the Nasdaq informing us that our share price had traded below $1, and that we had 180 days to remedy the situation. We effected a 25:1 reverse stock split on September 25, 2024 and were informed on October 10, 2024, 2024 that we had regained compliance with Listing Rule 5550(a)(2), and the matter was closed.

On December 4, 2024, the Company determined that it no longer satisfied the definition of “foreign private issuer” under the rules and regulations of the SEC. As a result, the Company has begun filing Current Reports on Form 8-K and will commence filing Quarterly Reports on Form 10-Q (beginning with the period ending March 31, 2025 and Annual Reports on Form 10-K (beginning with the annual report for fiscal year 2024), as well as proxy statements with respect to meetings of shareholders, with the SEC as if it were a fully domestic U.S. company. The Company is no longer exempted from certain corporate governance requirements of the Nasdaq by virtue of being a foreign private issuer. For example, we are required to:

●	have a majority of the board be independent (although all of the members of the audit committee must be independent under the Exchange Act and the majority of our board is independent);
●	have a compensation committee or a nominating or corporate governance committee consisting entirely of independent directors (although our compensation committee is made up entirely of independent directors;
●	have regularly scheduled executive sessions for non-management directors;
●	comply with the rules prescribing the furnishing and content of proxy statements under the Exchange Act and the rules relating to selective disclosure of material nonpublic information under Regulation Fair Disclosure;
●	remind our executive officers, directors and principal shareholders that they are subject to reporting and short-swing profit and recovery provisions contained in Section 16 of the Exchange Act;
●	file periodic reports and financial statements with the SEC as frequently or as promptly as domestic U.S. companies with securities registered under the Exchange Act.

On January 13, 2025, we received a notice the Nasdaq (the “Notice”) informing us that that the Company no longer complies with Nasdaq listing rules (the “Rules”) requiring companies listed on the Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity. The Company was given 45 calendar days from the date of the Notice to submit a plan (the “Plan”) to regain compliance, and on February 27, 2025, the Company submitted a Plan it believes will remediate the shareholders’ equity deficit and allow the Company to remain compliant. If the Plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. However, there can be no assurance that Nasdaq will accept the Plan or that the Company will be able to regain compliance with the Rules.

We intend to take all reasonable actions to ensure compliance with Nasdaq. However, there can be no assurance that we will maintain compliance with the Nasdaq Rules or will otherwise be in compliance with other Nasdaq listing criteria on a go-forward basis. If we are not able to maintain compliance, our ordinary shares might be delisted and you will likely experience a devaluation in the market price of your shares as well as face challenges in trading them forthwith.

Nasdaq may apply additional and more stringent criteria for our continued listing.

Nasdaq Listing Rule 5101 provides Nasdaq with broad discretionary authority over the initial and continued listing of securities in Nasdaq, and Nasdaq may use such discretion to deny initial listing, apply additional or more stringent criteria for the initial or continued listing of particular securities, or suspend or delist particular securities based on any event, condition, or circumstance that exists or occurs that makes initial or continued listing of the securities on Nasdaq inadvisable or unwarranted in the opinion of Nasdaq, even though the securities meet all enumerated criteria for initial or continued listing on Nasdaq. In addition, Nasdaq has used its discretion to deny initial or continued listing, or to apply additional and more stringent criteria in the instances, including, but not limited to: (i) where the company engaged an auditor that has not been subject to an inspection by PCAOB, an auditor that PCAOB cannot inspect, or an auditor that has not demonstrated sufficient resources, geographic reach, or experience to adequately perform the company’s audit; (ii) where a company planned a small public offering, which would result in insiders holding a large portion of the company’s listed securities, or where Nasdaq was concerned that an offering size was insufficient to establish the company’s initial valuation, and there would not be sufficient liquidity to support a public market for the company; and (iii) where the company did not demonstrate sufficient nexus to the U.S. capital markets, including having no U.S. shareholders, operations, or members of the board of directors or management. For the any aforementioned concerns, we may be subject to the additional and more stringent criteria of Nasdaq for our continued listing.

Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.

While the Company has made significant strides in improving its internal controls since becoming a publicly traded company, a significant deficiency and material weakness remain over our financial reporting. We continue to implement and evaluate the effectiveness of additional policies and procedures to address identified control deficiencies in the design and operation of our internal control over financial reporting, as further described in Item 9A of this Annual Report (“Controls and Procedures”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in the Company’s internal controls related to dedicated services billing and revenue recognition, and has taken actions in 2025 to have the material weakness remediated. To note, the significant deficiency and material weakness over our financial reporting or the discovery of additional significant deficiencies or a material weakness and their possible effect on our results, could have material and adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C.	CYBERSECURITY.

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have developed the following processes as part of our strategy for assessing, identifying, and managing material risks from cybersecurity threats.

Managing Material Risks and Integrated Overall Risk Management

The Company’s executive officers oversee the strategic processes to safeguard data and comply with relevant regulations and has overall responsibility for evaluating cybersecurity risks, as well as related policies and risks in connection with the Company’s supply chain, suppliers and other service providers. The Company does not currently engage any assessors, consultants, auditors, or other third parties in connection with any such processes, given the size and scale of the Company, the resources available to it, the anticipated expenditures, and the risks it faces in terms of cybersecurity. The Company’s executive officers are responsible for overseeing and periodically reviewing and identifying risks from cybersecurity threats associated with its use of any third-party service provider.

The Company provides mandatory, quarterly (and sometimes monthly) information security training sessions to employees about current cybersecurity threats and best practices to address them, and provides regular updates to employees about emerging cybersecurity threats and preventive measures. The Company provides its employees, contractors and third parties with access to the Company’s information systems and data with a written guide which contains discussions of the key concepts, potential threats, and practical solutions to ensure the confidentiality, integrity and availability of the Company’s information assets. The Company also provides employees with an information guide containing essential information, best practices, and guidelines for utilizing Google Drive as a cloud backup solution for the Company’s data.

Since the start of its latest completed fiscal year and up to the date of this Report, the Company is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the registrant, including its business strategy, results of operations, or financial condition.

The Company’s board of directors is collectively responsible for oversight of risks from cybersecurity threats. The Company’s executive officers oversee the overall processes to safeguard data and comply with relevant regulations and will report material cybersecurity incidents to the board of directors. The Company’s CEO has more than 15 years of experience in the field of information technology with a focus on software development. Some of his experience and knowledge relates specifically to cybersecurity. Other executive officers of the Company have more limited experience in the area of cybersecurity. When and where necessary in the view of the Company’s executive officers, the Company will consult with external advisers to manage and remediate any cybersecurity incidents. For material cybersecurity incidents, the Company’s executive officers will promptly inform, update, and seek the instructions of the board.

Internal Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, our technology team periodically evaluates and tests our risk management systems. Our technology team has specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices.

Overseeing Third-Party Risk

Because we are aware of the risks associated with third-party service providers, we implement processes to oversee and manage these risks. We conduct security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes regular assessments by our technology team. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our board of directors oversees the management of risks associated with cybersecurity threats.

Management’s Role Managing Risk

The Company’s technology team is primarily responsible for assessing, monitoring and managing our cybersecurity risks. The technology team ensures that all industry standard cybersecurity measures are functioning as required to prevent or detect cybersecurity threats and related risks, and provides briefings on cybersecurity threats and related risks to our Chief Executive Officer on a regular basis. Our Director of IT has over 15 years of experience in the field of information technology. He oversees and tests our compliance with standards, remediates known risks, and leads our employee training program and has extensive experience in cybersecurity and possesses the necessary knowledge, skills, background, and experience.

Monitoring Cybersecurity Incidents

The technology team is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The technology team implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of industry-standard security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the Director of IT will implement an incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Significant cybersecurity matters, and strategic risk management decisions, will be escalated to the board of directors.

ITEM 2.	PROPERTIES.

We currently maintain three physical offices in Monterrey, Mexico, Mexico City, Mexico and The Woodlands, Texas.

The Company entered into a lease agreement on November 2, 2022, for an office facility in Monterrey for a period of 12 months, amended the lease for additional adjacent office space in August 2023, and twice renewed the leases for 12 months first through November 1, 2024, and again through October 31, 2025. Monthly rent is approximately $9,400.

The Company entered into a lease agreement for office space in Mexico City to accommodate three to five employees on February 1, 2024. That lease was renewed on February 1, 2025, through January 31, 2026. Monthly rent is approximately $1,500.

In October 2020, the Company entered into a work-suites arrangement for a workspace in an office located in The Woodlands, Texas, on a month-to-month basis, which continues in effect for approximately $100 per month.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our businesses.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our ordinary share is listed and began trading on the Nasdaq Capital Market tier of Nasdaq on May 26, 2022, under the symbol “FRGT”. Prior to the listing, there was no public market for our ordinary shares.

Number of Holders of Our Ordinary Shares

As of March 31, 2025, there were approximately 35 holders of record of ordinary shares, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

Use of Proceeds from Registered Securities

On May 22, 2024, the Company, entered into a Sales Agent Agreement (the “Agreement”) with Alliance Global Partners AGP, as sales agent. Under the Agreement, the Company may offer and sell the Company’s ordinary shares, no par value per share, from time to time during the term of the Agreement through AGP, acting as sales agent. The Company filed a prospectus supplement relating to the offer and sale, from time to time, of its shares of ordinary shares having an aggregate offering price of up to $2.3 million (the “Shares”) pursuant to the Agreement. On June 21, 2024, the Company filed a second prospectus supplement relating to the offer and sale, from time to time, of its shares of ordinary shares having an aggregate offering price of up to $4.75 million (the “Shares”) pursuant to the Agreement.

Under the offer, as of December 31, 2024, the Company sold 528,576 ordinary shares (adjusted for the September 25, 2024 one to twenty-five reverse stock split) at a total price of $6.07 (adjusted for the September 25, 2024 one to twenty-five reverse stock split). The company raised gross proceeds of $3,210,075 and net proceeds of $3,079,016 after deducting commissions and offering expenses of $131,059.

There has not been, and we do not expect, any material change in the planned use of proceeds from the IPO as described in the IPO Registration Statement. The following is our reasonable estimate of the uses of the proceeds from the Company’s at the market offering from May 22, 2024 until December 31, 2024:

●	$2.9 million was used for ongoing operations and working capital;

●	None was used for the repayment of indebtedness; and

●	None was used for temporary investments.

On September 4, 2024, the Company entered into a Cancellation Agreement with Freight Opportunities, LLC to cancel the remaining balance of the Convertible Promissory Note, which was issued on January 3, 2023, for an original principal amount of $6,593,407 and with a remaining fair value balance of $219,840 on the Company’s balance sheet at June 30, 2024, and the outstanding balances of two promissory notes issued earlier this year totaling $875,000. A promissory note for $750,000 was issued to Freight Opportunities, LLC on March 11, 2024, and a second promissory note for $125,000 was issued to Freight Opportunities, LLC on June 4, 2024. Accrued interest on the Convertible Promissory Note and on both promissory notes, which were $482,103 and $32,956 at the time of the Cancellation Agreement, were also canceled.

All proceeds from the Convertible Promissory Note issued in 20233 and the two promissory notes issued in 2024 were used to fund ongoing operations and working capital needs of the Company.

As of December 31, 2024, none of the proceeds from the at the market offering, convertible notes or promissory notes were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans”.

Dividend Policy

Our board of directors has discretion on whether to distribute dividends, subject to certain restrictions under British Virgin Islands law, namely that our company may only pay dividends if the value of the company’s assets exceed its liabilities and the company is able pay its debts as they fall due in the ordinary course of business. In addition, our shareholders may declare a dividend by ordinary resolution, but no dividend may exceed the amount recommended by our board of directors. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

We do not have any present plan to pay any cash dividends on our ordinary shares in the foreseeable future after this offering. We currently intend to retain most, if not all, of our available funds and any future earnings to operate and expand our business. See also “Item 1A. Risk Factors – Risks Related to our Ordinary Shares – We pay no dividends.”

Recent Sales of Unregistered Securities

During 2024, the Company did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K where required.

Purchases of Equity Securities

No repurchases of our ordinary shares were made during the fourth quarter of 2024.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report, particularly in the sections titled Item 1A. “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Select Financial Data

The following table presents the selected consolidated financial information for our Company. All numbers are presented in United States Dollars. The selected consolidated statements of comprehensive income data for the years ended December 31, 2024, and 2023, and the consolidated balance sheets data as of December 31, 2024, and 2023, have been derived from our audited consolidated financial statements, which are included in this annual report beginning on page [*] and are consistent with numbers reported in our prior annual filings.

Our historical results do not necessarily indicate results expected for any future periods. The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, our audited consolidated financial statements and related notes and “Item 5. Operating and Financial Review and Prospects” below. Our audited consolidated financial statements are prepared and presented in accordance with U.S. GAAP.

	Year Ended	Year Ended
(US$)	December 31 2024	December 31, 2023

Revenue	$13,728,922	$17,060,753

Cost and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	12,389,520	15,709,673
Compensation and employee benefits	5,349,764	5,963,713
General and administrative	1,983,901	3,163,639
Sales and marketing	65,574	80,328
Depreciation and amortization	430,414	404,598
Total Cost and expenses	20,219,173	25,321,951

Operating Loss	(6,490,251)	(8,261,198)

Other income and (expenses)
Interest income	1,770	8,880
Interest expense	(675,628)	(816,819)
Other income	-	342
Other expense	-	(499,259)
Gain from extinguishment of debt	1,607,766	-
Change in fair value of convertible note	22,602	345,396
Total other expense	(956,510)	(9,222,658)

Loss before income taxes	(5,533,741)	(9,222,658)

Income tax expense	67,486	104,948

Net loss	(5,601,227)	(9,327,606)

Foreign currency translation	(1,740,552)	452,917
Comprehensive loss	(7,341,779)	(8,874,689)
Weighted average number of shares, basic and diluted*	912,837	47,867
Loss per share, basic and diluted	$(6.41)	$(194.87)

* - The number of shares outstanding was adjusted retroactively for all periods presented to reflect the 10-to-1 reverse stock split change which was effected on March 24, 2023, the 10-to-1 reverse split which was effected on February 5, 2024, and the 25-to-1 reverse split which was effected on September 25, 2024.

Warrants to purchase ordinary shares are not included in the diluted loss per share calculations when their effect is antidilutive.

BALANCE SHEET

	Year Ended December 31, 2024	Year Ended December 31, 2023
Current assets	$5,049,546	$9,153,089
Total assets	5,690,245	10,037,312
Current liabilities	6,345,005	7,167,889
Long term liabilities	-	242,442
Share capital	308	2,427,518
Total stockholders’ equity (deficit)	$(654,760)	$2,626,981

Revenues

Fr8Tech’s revenues decreased to $13.7 million for the year ended December 31, 2024 from $17.1 million for the year ended December 31, 2023, a reduction of $3.3 million and 19.5% on year-over-year basis. The year-over-year decrease was primarily driven by: (1) our continued efforts to focus on higher margin customers and lanes in the spot market which impacted overall volume across the platform; (2) reduced spot market and dedicated service activity in the third quarter 2023 due to customer specific circumstances; and, (3) an approximate 3.5% decline in the Mexican peso relative to the US dollar year-over-year, which reduced the US dollar amount of Mexican peso based revenue on a comparative basis. Our spot market revenue declined 36% to $8.6 million in 2024, partially offset by a 42% increase in our Fr8Fleet revenue to $5.1 million and to a lesser extent the launch of Waavely, our ocean container freight brokerage service.

Fr8Tech’s revenues decreased to $17.1 million for the year ended December 31, 2023 from $25.9 million for the year ended December 31, 2022, a reduction of $8.8 million and 34.1% on year-over-year basis. The year-over-year decrease was primarily driven by: (1) our decision to limit activity with low-margin, but high-volume customers; (2) the loss of one customer due to non-recurring issue with a particular Carrier; and, (3) reduced spot market activity across several accounts driven by challenges in securing sufficient carrier capacity in the first half of 2023 and US market rates that were significantly lower than in 2022. This was partially offset by a 67% increase in our Fr8Fleet revenue and the addition of more than 30 new customers in our spot market FTL and LTL businesses.

Costs of Revenue

Fr8Tech’s cost of revenue, exclusive of depreciation and amortization, decreased to $12.4 million for the year ended December 31, 2024 from $15.7 million for the year ended December 31, 2023, a reduction of $3.3 million and 21.1% on a year-over-year basis. Year-over-year cost of revenue decreased primarily due to the decline in revenue. Our gross margin percentage increased 1.8% to 9.8% in 2024 from 7.9% in 2023 primarily due to change in product mix, variation in rates on certain lanes and in the traffic mix itself over the year. Fr8Fleet business, which grew 42% in 2024 with improved margins primarily due to providing additional capacity for Kimberly Clark de Mexico and expanding service to several additional large enterprise end-customers.

Fr8Tech’s cost of revenue, exclusive of depreciation and amortization, decreased to $15,710 for the year ended December 31, 2023 from $23,625 for the year ended December 31, 2022, a reduction of $7,916 and 33.5% on a year-over-year basis. This year-over-year decrease moved in similar fashion and magnitude with our revenue, with some differences due to varying margins in the traffic and in the traffic mix itself from quarter-to-quarter and year-to-year. Our gross margin decreased 0.8% to 7.9% in 2023 from 8.7% in 2022 primarily due to product mix. Fr8Fleet business, which grew 67% in 2023, incurred slightly lower margins than our spot market services due to higher initial service costs to develop that offering over the year.

Compensation and Employee Benefits

Fr8Tech’s compensation and employee benefits expenses were $5.3 million for the year ended December 31, 2024 compared to $6.0 million for the year ended December 31, 2023, which was a $0.6 million or 10.3% decrease on a year-over-year basis. The decrease was primarily due lower executive compensation and bonuses, lower stock based compensation, and a weaker Mexican peso relative to the US dollar, partially offset by some additional hiring. Total employees and FTE contractors, who are included in our compensation costs, at December 31, 2024 and 2023 were 100 and 89, respectively. The increase in the number of employees in 2024 was primarily within sales, technology and operations.

In January and February 2025, the Company undertook a cost cutting initiative to optimize resources for operational performance and shifting sales focus to emphasize sales of the Company’s TMS software offering, Fleet Rocket, and to lower ongoing operating expenses. The Company reduced its workforce by approximately 20%. As a result of these measures, the Company anticipates that its compensation and employee benefit expenses will be lower in 2025 than in 2024.

Fr8Tech’s compensation and employee benefits expenses were $6.0 million for the year ended December 31, 2023 compared to $5.0 million for the year ended December 31, 2022, which was a $1.0 million or 20.2% increase on a year-over-year basis. The increase was primarily due to stock compensation costs related to new grants issued during 2022 and 2023 and hiring new employees in dedicated services, business intelligence and carrier procurement. As noted above, the total number of employees and FTE contractors was 89 at December 31, 2023, at which time the company was making several personnel changes, mostly on the sales team.

General and Administrative

General and administrative expenses were $2.0 million for the year ended December 31, 2024 compared to $3.2 million for the year ended December 31, 2023, which was a decrease of $1.2 million or 37.7%, primarily due to a favorable change in the exchange valuation of working capital balances and to a lesser extent lower outside legal expenses and insurance costs, partially offset by higher spend on software, audit services, and recruiting.

General and administrative expenses were $3.2 million for the year ended December 31, 2023 compared to $3.6 million for the year ended December 31, 2022, which was a decrease of $0.4 million or 11.2%, primarily due to lower outside legal counsel and public company costs.

Sales and Marketing

Sales and marketing expenses were $66 thousand for the year ended December 31, 2024 compared to $80 thousand for the year ended December 31, 2023, which was a decrease of $14 thousand or 17.5%. The decrease in sales and marketing expenses in 2024 was primarily to lower direct advertising expenses, which is focused on online industry media and platforms. We continue to use direct and online advertising and social media platforms for promotion and attracting new Shippers and Carriers to our Platform. We expect these costs to increase modestly to support growth of our business across our brands and new software offering.

Sales and marketing expenses were $80 thousand for the year ended December 31, 2023 compared to $557 thousand for the year ended December 31, 2022, which was a decrease of $477 thousand or 85.6%. The decrease in marketing expenses in 2023 was mostly due to a strategic alliance during 2022 with a US-based counterparty that was working with us to originate and manage US domestic business and that was paid for with the issuance of Ordinary shares in 2022.

Depreciation and Amortization

Depreciation and amortization expenses represent the amortization of previously capitalized software development costs, as appropriate, and depreciation expenses related to Fr8App’s fixed assets. This expense increased $25 thousand to $430 thousand for the year ended December 31, 2024, from $405 thousand for the year ended December 31, 2023. The increase was primarily due to additional software development of Fr8Tech platform in 2023 and 2024, as well as software development efforts in 2024 to build Fleet Rocket, our TMS software platform that was launched in February 2025.

Depreciation and amortization increased to $405 thousand for the year ended December 31, 2023, from $243 thousand for the year ended December 31, 2022, an increase of $161 thousand or 66.7% on a year-over-year basis, due to the completion of the application development stage of Fr8Tech platform which resulted in an increase of capitalized software amortization.

Other income and expenses

Interest expense for the year ended December 31, 2024 decreased to $674 thousand from $808 thousand for the year ended December 31, 2023, or by $134 thousand primarily due lower interest incurred on the convertible note that was issued in 2023, partially offset by higher interest expense incurred on the company’s revolving credit facility and promissory notes issued in 2024.

During the year ended December 31, 2024, other income and expense included a gain of $1.6 million from the extinguishment of the convertible notes issued in 2023 and the promissory notes issued in 2024, as well as a gain of $22 thousand from a change in fair value of convertible note.

Interest expenses for the year ended December 31, 2023 decreased to $808 thousand from $907 thousand for the year ended December 31, 2022 due to a debt discount amortization for the year ended December 31, 2022, which was higher than interest expenses incurred in 2023 related to the convertible note that was issued in 2023.

During the year ended December 31, 2023, other income and expense also included expensing the fair value of warrants issued as an inducement for convertible note conversion and as an additional consideration for an increase in convertible note funding, in the total amount of $499 and a gain of $345 from a change in fair value of convertible note. The convertible note issued during 2023 and warrants and related accounting treatment are more fully described in Notes 11 and 15, respectively, of our consolidated financial statements.

Net Loss

Fr8Tech’s net loss for the year ended December 31, 2024 decreased to $5.6 million from $9.3 million for the year ended December 31, 2023 or by $3.7 million or 40% on a year-over-year basis, as a result of the items described above.

Fr8Tech’s net loss for the year ended December 31, 2023 increased to $9.3 million from $8.2 million for the year ended December 31, 2022 or by $1.1 million or 13.9% on a year-over-year basis, as a result of the items described above.

Liquidity and Financial Position

Fr8Tech has historically met its cash needs through a combination of cash flows from operating activities, term loans, promissory notes, bonds, convertible notes, private placement offerings and sales of equity. Fr8Tech’s cash requirements are generally for operating activities and debt repayments. Fr8Tech funded its early operations with a combination of debt and equity and we continue to work to position the Company to operate on a go-forward basis with a minimal amount of long-term debt and other borrowings. On January 3, 2023, Fr8Tech closed on a $6.6 million convertible note facility with a private investor, which was increased to $9.9 million in April 2023. The convertible note was mostly converted to equity during 2023. The balance of the convertible note of $219 thousand as of June 30, 2024, was extinguished in September 2024. The Company entered into a $750 thousand 1-year term note purchase agreement with Freight Opportunities, LLC on March 11, 2024, and an additional term note for $125 thousand with Freight Opportunities, LLC on June 4, 2024. Both promissory notes were also extinguished in September 2024.

Our combined accounts receivable and unbilled receivable balance of $4.1 million at December 31, 2024, declined by declined by $2.3 million or 35.9% from $6.3 million at December 31, 2023, which was primarily due to lower revenue and collections to reduce our outstanding AR balance over the year.

Fr8Tech’s accounts payable, short-term borrowings and accrued expenses decreased by $867 thousand or 12.5% on a year-over-year comparative basis to $6.1 million, due mostly to lower accrued expenses on lower costs of revenue and accounts payable. At December 31, 2024, Fr8Tech has an accumulated net capital deficient of -$33 thousand, and net working capital of -$1.2 million.

In March 2019, we secured a revolving line of credit that is used to assist with managing our working capital needs. The maximum principal amount that may be drawn under the line of credit was increased since then to $5 million, which remains in place. As of December 31, 2024 and 2023 the amount drawn under this facility was $3.3 million $2.8 million, respectively. We continue to incur short-term debt with this facility, which is collateralized by our accounts receivable, and we expect to maintain this debt facility to support ongoing operations.

As shown in the accompanying consolidated financial statements as of December 31, 2024, we had an accumulated deficit of approximately $44.9 million, short-term debt of $3.3 million, unrestricted cash of approximately $0.2 million and a working capital of approximately -$1.3 million. In addition, for the years ended December 31, 2024 and 2023, we reported operating losses and negative cash flows from operations.

Most of cash resources of the Company fund operating activities. Through December 31, 2024, we have financed our operations primarily with the proceeds from the sale and issuance of our ordinary and preferred shares, convertible promissory notes, promissory notes and debt.

If we are unable to raise additional capital moving forward, our ability to operate in the normal course and continue to invest in our business may be materially and adversely impacted and we may be forced to scale back operations or divest some or all of our assets.

As a result of the above, in connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Cash flows

Comparison of the Years ended December 31, 2024, and December 31, 2023

The following table summarizes our sources and uses of cash for the years ended December 31, 2024, and December 31, 2023.

(US$)	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash used in operating activities	(4,206,168)	(5,790,684)
Net cash used in investing activities	(345,723)	(363,369)
Net cash provided by financing activities	4,242,023	6,800,722
Net effect of exchange rates on cash	(1,046,205)	(99,564)
Net increase / (decrease) in cash and cash equivalents	(309,868)	646,669

Cash flows used in Operating Activities

Net cash used in operating activities represent the cash receipts and disbursements related to our activities other than investing and financing activities. We expect cash provided by operating activities to be our primary use of funds for the foreseeable future as the Company continues to fund its growing operations

Net cash flows used in operating activities is derived by adjusting our net loss for:

●	non-cash operating items such as depreciation and amortization, stock-based compensation and other non-cash income or expenses;
●	changes in operating assets and liabilities reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations as well as any gains from extinguishment of debt or changes in value of preferred stock.

For the year ended December 31, 2024, net cash used in operating activities was $4.2 million which consisted of a net loss of $5.6 million adjusted for non-cash charges of -$0.2 million and net positive changes in our net operating assets and liabilities of $1.6 million. The non-cash charges primarily consisted of gain on extinguishment of debt of -$1.6 million and a change in the fair value of convertible note of $23 thousand, offset by share-based compensation costs of $1.0 million and depreciation and amortization of $0.4 million. The change in our net operating assets and liabilities was primarily due to net decreases in accounts receivable and unbilled receivables of $1.5 million, prepaid assets and deposits of $0.4 million, and income and VAT tax balances $0.2 million, partially offset by a decrease of accounts payable and accrued expenses of $0.5 million. The changes in our accounts receivable and accounts payable balances are primarily the result of the overall decrease in business activities and higher collections relative to the prior year.

For the year ended December 31, 2023, net cash used in operating activities was $5.8 million which consisted of a net loss of $9.3 million, adjusted for non-cash charges of $1.8 million and net changes in our net operating assets and liabilities amounting to $1.7 million. The non-cash charges primarily consisted of share-based compensation costs of $1.2 million, interest accruals on convertible notes of $0.4 million, depreciation and amortization of $0.4 million, and conversion inducement expense of $0.1 million, partially offset by a change in fair value of convertible note of $0.3 million. The change in our net operating assets and liabilities was primarily due to net decreases in accounts receivable and unbilled receivables of $1.1 million, prepaid assets and deposits of $0.3 million, and accounts payable of $0.2 million, partially offset by an increase of accrued expenses and income tax payable of $0.5 million. The changes in our accounts payable and accounts receivable balances are primarily the result of the overall decrease in business activities relative to the prior year.

Cash flows used in Investing Activities

For the year ended December 31, 2024, net cash used in investing activities was $346 thousand, mostly for software development efforts for additional functionalities and capabilities of the Fr8App platform and related offerings, as well as building out Fleet Rocket.

For the year ended December 31, 2023, net cash used in investing activities was $336 thousand, mostly for software development efforts for additional functionalities and capabilities of the Fr8App platform and related offerings.

Cash flows provided by Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $4.2 million. The cash flow provided was from proceeds from the issuance of ordinary equity through our ATM program for $3.1 million, promissory notes of $0.9 million, and net borrowing revolving credit facility $0.5 million, partially offset by repayment of insurance financing for $0.2 million.

For the year ended December 31, 2023, net cash provided by financing activities was $6.8 million. The cash flow provided was primarily from net proceeds from the issuance of convertible note of $7.7 million, partially offset by a net repayment on borrowing facilities of $0.5 million, and repayment of insurance financing of $0.3 million.

Research and development, patents and licenses

The first commercial version of Fr8Tech’s products was launched in 2017. Fr8Tech continued its product development efforts throughout 2018, by adding initial business intelligence and analytics to supplement its basic products in 2019 and offered its revised products package with active freight brokerage support and customer service by year-end 2019. The second generation of Fr8Tech products were brought to market during the second quarter of 2020 and consisted of the online portal, mobile application, TMS functionality, and Fr8App’s platform supplemented with freight brokerage support and customer service integrations. In 2022, the Company began offering to the Mexican domestic market dedicated capacity under the Fr8Fleet brand and in 2023 LTL services under the Fr8Now brand, both powered and managed by the Fr8App platform and bringing much of the same capabilities and intelligence to both services.

The Company has continued to bring additional functionality and enhancements to its core Fr8App platform over the past several years, as well as launch new technology-based offerings, including Fr8Radar, Waavely, and most recently Fleet Rocket, the TMS software solution launched in February 2025.

Fr8Tech’s principal assets consist of its software, in which it invests continuously through development work by employees and externally contracted parties. Fr8Tech invested more than $0.3 million per year in software during the years ended December 31, 2024 and 2023. Fr8Tech expects to continue investing in its software in line with the expansion of its product offerings.

On January 7, 2021, Fr8App filed a trademark application with the U.S. Patent and Trademark Office for the Fr8Technologies design mark. Fr8App currently does not hold any patents or own any registered trademarks. Fr8App believes that the success of its business depends on the quality of its proprietary software solutions, technology, processes, and domain expertise. While it considers its intellectual property rights to be valuable, Fr8App believes that its competitive position depends primarily on its ability to increase and eventually to maintain a leadership position by developing innovative proprietary solutions, technology, information, processes, insights and business intelligence to satisfy both Shippers and Carriers’ needs through its Platform.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

UHY LLP (“UHY”) audited our consolidated financial statements for the year ended December 31, 2023 and 2022. On July 4, 2024, UHY resigned as our independent registered public accounting firm. The audit reports of UHY on the Company’s financial statements as of and for the fiscal years ended December 31, 2023 and 2022 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. UHY did not provide an audit report on our financial statements for any period subsequent to December 31, 2023. Marcum has not provided any audit services to the Company subsequent to July 4, 2024.

During the Company’s two most recent fiscal years ended December 31, 2023 and 2022, and for the subsequent interim period through July 4, 2024, (i) there were no “disagreements” between us and UHY (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K promulgated by the SEC (“Regulation S-K”) and the related instructions to this item) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of UHY, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such period, and (ii) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, other than as described below.

We provided UHY with a copy of the foregoing disclosures and requested UHY to furnish us with a letter addressed to the SEC stating whether or not UHY agrees with the above disclosures. A copy of Marcum’s letter is filed as Exhibit 16.1 to this report.

On June 20, 2024, we engaged Marcum LLP (“Marcum”) as our new independent registered public accounting firm. During the Company’s two most recent fiscal years ended December 31, 2023 and 2022, and for the subsequent interim period through the date hereof prior to the engagement of Marcum, neither the Company nor anyone on its behalf consulted Marcum regarding any of the matters described in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

On January 7, 2025, Marcum resigned as our independent registered public accounting firm. Marcum has not reported on the Company’s consolidated financial statements for any interim or annual period. Marcum has not provided any audit services to the Company subsequent to July 4, 2024.

During the Company’s two most recent fiscal years ended December 31, 2024 and 2023, and for the subsequent interim period through July 4, 2024, (i) there were no “disagreements” between us and Marcum (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such period, and (ii) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, other than as described below.

We provided Marcum with a copy of the foregoing disclosures and requested Marcum to furnish us with a letter addressed to the SEC stating whether or not UHY agrees with the above disclosures. A copy of Marcum’s letter is filed as Exhibit 16.2 to this report.

On January 6, 2025, we engaged TAAD LLP (“TAAD”) as our new independent registered public accounting firm. During the Company’s two most recent fiscal years ended December 31, 2024 and 2023, and for the subsequent interim period through the date hereof prior to the engagement of TAAD, neither the Company nor anyone on its behalf consulted Marcum regarding any of the matters described in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s internal control over financials reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024.

The assessment was based on criteria established in the framework Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that, as of December 31, 2024, we did not maintain effective internal control over financial reporting due to the existence of the following significant deficiency and material weakness:

●	Lack of a functional internal audit department or personnel that monitors the consistencies of the preventive internal control procedures and, as a result, the Company may not be able to discover the existence of problems and prevent the problematic behavior in internal controls; and

●	For revenue related to dedicated capacity for the year ended December 31, 2024, invoice and fulfilment reconciliations with the customer and general ledger entries related to dedicated service invoices and adjustments thereto were not always completed in a timely manner for internal reporting purposes.

Remediation

Since becoming a publicly-trade public, management has continuously worked to improve the Company’s internal controls. Our management has carried out and is continuing to undertake the following actions to remediate the material weakness and deficiency described above:

●	Engaged an external SOX 404 implementation firm in 2023 to assist in improving the Company’s controls, which included a deep-dive assessment of all policies and procedures and targeted actions to mitigate all weaknesses and deficiencies and bring all our internal controls compliant with SOX 404;

●	Strengthen designated roles and/or certain employees for ongoing maintenance of internal control policies and procedures, including enforcing existing policies, maintaining evidence of task and requirement completion, and updated process documentation, guidelines and communications to employees as necessary;

●	Continue ongoing training initiatives to ensure daily activities and practices of all employees are in alignment with our internal controls and US GAAP and compliant with established policies and procedures;

●	Hire finance professionals with strong SOX and internal control backgrounds; and

●	Implement system enhancements and new applications that are aligned with our focus on creating strong internal controls, as well as complete and accurate financial information.

Over the past year, management made significant progress with identifying, documenting, implementing and testing many controls to address previously identified material weaknesses and significant deficiencies. The effect cover core Company processes including: order-to-cash, procure-to-pay, hire-to-retire, information technology general controls, record-to-report, taxes, treasury & cash management, and corporate governance. The Company is continuing to review, test and updated its controls to ensure they remain effective.

However, we cannot provide any assurance that these remediation efforts are and will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, as we continue to evaluate and work to improve our internal controls over financial reporting related to the identified material weakness, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

Management is committed to improving the internal controls over financial reporting and will undertake consistent improvements or enhancements on an ongoing basis. Except as described above, there were no changes in our internal controls over financial reporting during our twelve months ended December 31, 2024 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2024 but was not reported.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Javier Selgas	40	Chief Executive Officer and Director
Donald Quinby	50	Chief Financial Officer
Luisa Irene Lopez Reyes	53	Chief Operating Officer
Nicholas H. Adler	49	Director, Chairman of the Board
Marc Urbach	52	Director
Leilei Nie	43	Director
Andres Gonzalez	44	Director
Paul Freudenthaler	60	Secretary

Executive Officers

Javier Selgas, Chief Executive Officer and Director, joined the Company in March 2020, initially serving as Fr8App’s Chief Technology Officer from March to September 2020, responsible for Fr8App’s technologies and products. From May 2017 to March 2020, Mr. Selgas was the Country Manager for Osigu, a healthcare technology company, leading their operations in Spain. From February 2013 to May 2017, he headed AJE Group’s IT division in the Asia Pacific region playing a key role in the development of strategic IT growth and supplier relationships. Prior to joining AJE Group, Mr. Selgas served as an IT consultant to large enterprise corporations in Spain such as Endesa and Ibermatica. He earned a Master’s Degree from Barcelona University, and a Bachelor of Science degree in Software Engineering from European University.

Donald Quinby, Chief Financial Officer, joined Fr8Tech in January 2024. Mr. Quinby was previously, starting February 2018, a Finance Director covering financial planning and analysis and investor relations at Nextracker Inc., a leader in utility scale solar tracker and software solutions company. From 2016 to 2018, Mr. Quinby was a Finance Director for a smart-home residential solar business at Flex, preceded by being a Senior Manager of Financial Planning & Analysis for SunEdison’s Residential and Small Commercial solar business from 2015 to 2016. Mr. Quinby was a Senior Manager of Business Finance at Dolby Laboratories from 2009 to 2015. From 2004 to 2008, he was a Senior Manager, then Director with KPMG, LLP’s Transaction Services, providing Mergers and Acquisitions advisory services on numerous deals for private equity and corporate clients. Mr. Quinby received an MBA from the University of California at Davis and a BA from Colby College. He has been a Chartered Financial Analyst charter holder since 2007.

Luisa Irene Lopez Reyes, Chief Operating Officer, joined Fr8App in August 2021. From December 2017 to July 2021, Ms. Lopez helped start Landstar operations in Mexico and to develop business for domestic and cross border divisions. From October 2015 to November 2017 she served as an Operations Director for the School and Personnel Transportation Division of GRUPO TRAXION. Ms. Lopez previously served as an operational leader for several international companies, including Editorial Televisa from 2015 to 2017, Danone Water Division in 2014, PriceShoes from 2009 to 2013, ConAgra Foods from 2006 to 2009, and Nestlé from 2000 to 2006. During her professional career, she has received awards for best logistics provider from WM and DHL for innovation and IT platforms implementation achieving efficiencies in logistics processes. Ms. Lopez has Business Coaching Masters, Supply Chain Management Certification and a Bachelor’s Degree in Public Relations.

Non-Employee Directors

Nicholas H. Adler, Chairman of the Board, is a practicing attorney in Nashville, Tennessee specializing in defense litigation, bankruptcy, foreclosure, and real estate matters. He has been a partner at Brock & Scott PLLC since 2012. Mr. Adler is admitted to practice law in New York and Tennessee as well as all Federal districts within Tennessee. After his graduation from law school, Nick practiced with a large international firm in New York specializing in securities regulation. Since 2005, his practice has focused on the representation of national and regional credit grantors in Tennessee. He is also active in real estate development and asset management in Nashville. Nick earned his B.A. in political science from Vanderbilt University and his J.D. from The Washington and Lee University School of Law.

Marc Urbach, a current member of Fr8App’s Board of Directors and Chairman of the Audit Committee, is the owner of Doorstep Delivery Logistics LLC and has served as its Chief Executive Officer since August 2020, and consultant at OTS Ventures Inc. since January 2017. Prior to that, he was the President/CFO and board member of Ideanomics, Inc. (formerly known as YOU On Demand Holdings, Inc.). Mr. Urbach has been an executive at various private and public companies in the past 25 years. He earned a B.S. in Accounting from Babson College.

Leilei Nie, a current member of Fr8App’s Board of Directors, is a Strategy and Business Project Management professional with over 17 years of experience in financial services and fintech. She has been leading project management at X Star Technology, a leading non-bank car financing institution in Singapore since January 2025. Previously, Ms. Nie was a Senior Project Manager at Fidelity Fund Management (China) from May 2022 to June 2024 and a Senior Manager at Accenture from July 2021 to April 2022, focusing on financial services in Greater China. From December 2016 to June 2021, she served as Deputy Director in the Strategy and CEO Office at OneConnect Financial Technology, the fintech arm of Ping An Group in China. Her earlier roles include Strategy Manager at Commonwealth Bank of Australia (China) from January 2014 to December 2016 and Senior Associate at Z-Ben Advisors from June 2012 to December 2013, advising global asset managers on China market entry. Ms. Nie began her career in marketing roles at iFast Financial and Prudential Asset Management in Singapore from June 2005 to July 2010. Ms. Nie earned an MBA from China Europe Business School in April 2012 and a Bachelor’s degree in Computing from the National University of Singapore in May 2005. Ms. Nie is a Singaporean citizen.

Andres Gonzalez, a member of Fr8App’s Board of Directors, has served as the Chief Executive Officer of Futura Reserva, an investment management company focused on the development and investment of residential, mixed-use, industrial, and hospitality real estate projects in Mexico since 2024. Prior to joining Futura Reserva, Mr. González served as Executive Vice President and Managing Director of Capital Natural (now CREO) from October 2014 to May 2024. From February 2013 to October 2014, Mr. González had held senior management positions at Grupo MRP and Promologistics, where he was responsible for the oversight of infrastructure, shopping center, and logistics projects at a national level. Mr. González currently serves as an independent board member of Terra Energy and has been an active participant in organizations such as Young Presidents Organization since October 2021 and ECO since January 2025. He has also served as a faculty member for the Master’s in Finance program at Egade Business School, teaching at both the Monterrey and Santa Fe campuses from July 2021 to July 2023. Mr. Gonzalez earned a Bachelor’s degree in Accounting and Finance from Tec de Monterrey in December 2004 and later obtained an MBA with a specialization in Finance from Egade Business School in December 2016. Mr. Gonzalez has also completed leadership and management courses at Kellogg School of Management in May 2024, Columbia Business School in November 2018, and Babson College in 2015.

Paul Freudenthaler, Secretary, joined Fr8Tech in September 2020, and served as Chief Financial Officer until January 19, 2024. He subsequently served as a member of the Board from January 19, 2024 until February 14, 2025. Prior to joining Fr8Tech, Mr. Freudenthaler served as the chief financial officer for several leading companies in both the U.S. and Mexico. From August 2015 to April 2016, he was the chief financial officer for EZ Corp., the Mexico division of Crediamigo, a payroll discount lender. Mr. Freudenthaler served the chief financial officer of Ascentium Capital, an independent small business lender in the U.S., from November 2016 to August 2020, of Old Mutual in Latin America from June 2012 to July 2015, of Macquarie in Mexico City from June 2009 to May 2012, and of Irwin Union Bank in the United States from August 2005 to August 2008. Mr. Freudenthaler earned an MBA in Finance from The Wharton School of Business, a CPA License from Texas State Board of Public Accounting, and a Bachelor of Commerce in Accounting and Economics from the University of Calgary, Canada.

Election of Officers

Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Family Relationships

None of the directors or executive officers have a family relationship as defined in Item 401 of Regulation S-K.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board of Directors

Our board established the Company’s Audit Committee (the “Audit Committee”), Compensation Committee (the “Compensation Committee”), and Nominating Committee (the “Nominating Committee”), each with its own charter approved by the board. Each committee’s charter is also available on our website at:

https://www.fr8technologies.com/governance/

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

For further related discussion, see Item 13. “Certain Relationships and Related Transactions, and Director Independence – Director Independence – Committees of the Board of Directors”.

Audit Committee Members

Marc Urbach, Nicholas H. Adler and Leilei Nie, each of whom has been determined by the board of directors to satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on the Audit Committee, with Mr. Urbach serving as the chairman. Our board has determined that Mr. Urbach qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K promulgated by the SEC.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such Code of Ethics and Business Conduct addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the Code of Ethics and Business Conduct.

The full text of the Code of Ethics and Business Conduct is attached as Exhibit 14.1 to this Annual Report and posted on our website at https://fr8technologies.com/. Any waiver of the Code of Ethics and Business Conduct for directors or executive officers must be approved by the Audit Committee. We will disclose future amendments to our Code of Ethics and Business Conduct, or waivers from our Code of Ethics and Business Conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Ethics and Business Conduct for our other executive officers and our directors on our website. A copy of our Code of Ethics and Business Conduct will also be provided free of charge upon request to: Secretary, Freight Technologies, Inc., 2001 Timberloch Place, Suite 500, The Woodlands, TX 77380.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by directors, senior management, and employees. A copy of the insider trading policy is attached as an exhibit to this Report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our ordinary shares to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Based solely on a review of our records, publicly available information, and written representations by the persons required to file such reports, we believe that during the fiscal year ended December 31, 2024, there were no delinquent Section 16(a) reports.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2024 and 2023

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Javier Selgas, Chief Executive Officer	2024	291,297	-	-	-	41,465	332,762
	2023	299,953	125,000	-	135,779	41,407	602,139
Donald Quinby, Chief Financial Officer	2024	224,038	-	-	-	-	224,038
	2023	-	-	-	-	-	-
Luisa Irene Lopez Reyes, Chief Operating Officer	2024	164,652	-	-	-	30,313	194,965
	2023	169,545	-	-	72,800	31,071	273,416
Paul Freudenthaler, Secretary	2024	8,654	-	-	-	-	8,654
	2023	250,000	125,000	-	135,779	31,595	,542,374

Employment Agreements and Indemnification Agreements

Fr8Tech’s current Chief Executive Officer joined Fr8Tech in March 2020 as its Chief Technology Officer, and became the Chief Executive Officer in September 2020. Our Chief Financial Officer joined Fr8Tech in January 2024. Fr8Tech’s Chief Operating Officer joined Fr8Tech in August 2021. Set forth below are compensation arrangements based on their current employment agreements with Fr8Tech. All employment agreements were continued under the same terms at the time of the Merger and all options and equity compensation items adjusted consistent with the exchange ratio related the Merger.

Under his Employment Agreement with Fr8Tech, Mr. Selgas serves as Fr8Tech’s Chief Executive Officer, receives an annual base salary of $250,000 and is eligible for benefits and a discretionary bonus payable in the first fiscal quarter after the end of each fiscal year. In April 2023, he was awarded a stock option grant for 440 ordinary shares of Fr8Tech at $455.00 per share, vesting over four years starting in April 2023. In the event Mr. Selgas is terminated without cause or for good reason, he will be entitled to receive continued payment of his base salary for six months immediately following the termination date.

Under his Employment Agreement with Fr8Tech, Mr. Donald Quinby receives an annual base salary of $250,000, paid in periodic installments, subject to payroll deductions and other tax withholdings in accordance with the Company’s customary payroll practices and applicable wage payment laws, but no less frequently than monthly. Mr. Quinby is eligible to receive a discretionary bonus based on performance as determined by our board of directors. Pursuant to his Employment Agreement with the Company, the Company will grant Mr. Quinby such number of options to purchase Company shares under its 2022 Stock Incentive Plan representing $220,000 in intrinsic value.

Mr. Paul Freudenthaler served as Fr8Tech’s Chief Financial Officer from September 2020 to January 2024. Under his Employment Agreement with Fr8Tech, he received an annual base salary of $250,000 and was eligible to receive a discretionary bonus payable in the first fiscal quarter after the end of each fiscal year. In April 2023, he was awarded a stock option grant for 440 ordinary shares of Fr8Tech at $455.00 per share, vesting over four years starting in April 2023. On January 19, 2024, Mr. Freudenthaler resigned as Fr8Tech’s Chief Financial Officer, after which he continued serving as Secretary and began serving as a member of the Board of Directors. Mr. Freudenthaler’s Employment Agreement terminated upon his resignation. In connection with his appointment as director, Mr. Freudenthaler entered into a Board Services Agreement with the Company. Pursuant to such Board Services Agreement, the Company paid Mr. Freudenthaler a quarterly compensation of $5,000 for his services as a Board Director and $1,000 for his services as Secretary.

Under her Employment Agreement with Fr8Tech, Ms. Luisa Irene Lopez Reyes serves as Fr8Tech’s and Freight App de Mexico’s Chief Operating Officer, receives an annual base salary of MXP$3,000,000 and is eligible to receive a discretionary bonus payable within the first 2-1/2 months after the end of the applicable fiscal year. In April 2023, she was awarded a stock option grant for 160 ordinary shares of Fr8Tech at $455.00 per share, vesting over four years starting in April 2023. In the event that Ms. Reyes is terminated without cause or for good reason, she will be entitled to receive continued payment of her base salary for three months immediately following the termination date.

Each executive officer has agreed to hold, both during and after the termination or expiry of his or her employment agreement, in strict confidence and not to use, except as required in the performance of his or her duties in connection with the employment or pursuant to applicable law, any of our confidential information or trade secrets, any confidential information or trade secrets of our clients or prospective clients, or the confidential or proprietary information of any third party received by us and for which we have confidential obligations. The executive officers have also agreed to disclose in confidence to us all inventions, designs and trade secrets which they conceive, develop or reduce to practice during the executive officer’s employment with us and to assign all right, title and interest in them to us, and assist us in obtaining and enforcing patents, copyrights and other legal rights for these inventions, designs and trade secrets.

Outstanding Equity Awards at Fiscal Year-End

The executive officers named above had the following unexercised options, stock that has not vested, or equity incentive plan awards outstanding as of December 31, 2024.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Javier Selgas	525	403	928	$455.00 -$6,503.50	9/30/2030 – 4/18/2033	-	-	-	-
Paul Freudenthaler	525	403	928	455.00 -$6,503.50	9/30/2030 – 4/18/2033	-	-	-	-
Luisa Irene Lopez Reyes	180	145	325	455.00 -$6,503.50	7/1/2031 – 4/18/2033	-	-	-	-

Additional Narrative Disclosure

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits. The Company offers a 401(k) defined contribution plan to its US domiciled employees and executives.

Potential Payments Upon Termination or Change in Control

See “—Executive Employment” above.

Director Compensation

The directors of the Company were compensated for services as directors during the fiscal year ended December 31, 2024 as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Nicholas H. Adler	24,000	-	-	-	-	-	24,000
Marc Urbach	24,000	-	-	-	-	-	24,000
William Samuels, former director	24,000	-	-	-	-	-	24,000
Paul Freudenthaler, former director	22,800	-	-	-	-	-	22,800

Additional Narrative Disclosure

Each of the Company’s independent directors have entered into an Independent Director Agreement with the Company (each, an “Independent Director Agreement”) in February 2025. Under each Independent Director Agreement, each independent director will receive an annual cash fee. We will pay the annual cash compensation fee to each independent director in four equal installments in arrears to the preceding quarter for service, no later than the seventh business day of each calendar quarter commencing in the first quarter following the date of their Agreement. The cash fee to be paid to each independent director will be $24,000 per year in cash, plus $24,000 per year in cash for as long as the director serves as chairman of the audit committee, or $12,000 per year in cash for as long as the director serves as a chairman of the board. The Company will reimburse each independent director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the director’s duties for us. As also required under each Independent Director Agreement, we have separately entered into a standard indemnification agreement with each of our directors.

Indemnification Agreements and Directors and Officers Liability Insurance

We have entered into a standard indemnification agreement with each of our executive officers and directors. We have also obtained standard policies of insurance under which coverage is provided (a) to our directors and executive officers against loss rising from claims made by reason of breach of duty or other wrongful act, and (b) to us with respect to payments which we may make to such executive officers and directors pursuant to the indemnification agreements referred to above, the Articles of Incorporation and the Bylaws, or otherwise as a matter of law.

Freight Technologies, Inc. 2022 Equity Incentive Plan

On August 18, 2022, the board of directors approved, and on December 15, 2022, a majority stockholders ratified, the Freight Technologies, Inc. 2022 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to advance our interests and the interests of our stockholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability. The maximum number of shares of Ordinary Share that may be issued pursuant to awards granted under the Plan is 10,000,000 shares (4,000 adjusted for subsequent reverse stock splits through December 31, 2024). Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. However, shares tendered in payment of an option, delivered or withheld by the Company to satisfy any tax withholding obligation, or covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award will not again become available for grant under the Plan.

As of March 31, 2025, we have granted stock options for a total of 3,518 Ordinary shares under the Plan, and we have not granted awards for any Ordinary Share under the Plan. As of March 31, 2025, there are 689 shares remaining available for issuance under the Plan, which includes 207 shares added back after having been forfeited. We intend that awards granted under the Plan be exempt from or comply with Section 409A of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) (including any amendments or replacements of such section), and the Plan shall be so construed.

Summary of Principal Features of the Plan

Awards that may be granted under the Plan include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Other Stock Based Awards, each as defined by the Plan. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of the Ordinary Share and the award holder’s continuing service with the Company.

Stock options give the option holder the right to acquire from us a designated number of shares of Ordinary Share at a purchase price that is fixed upon the grant of the option. The exercise price generally will not be less than the market price of the Ordinary Share on the date of grant. Stock options granted may be either Incentive Stock Options or Non-Qualified Stock Options.

Stock Appreciation Rights, or SARs, may be granted alone or in tandem with options, and have an economic value similar to that of options. When a SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the fair market value of the shares on the date of exercise and the exercise price of the shares under the SAR. The exercise price for SARs is normally the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment — the appreciation value — either in cash or shares of Ordinary Share valued at the fair market value on the date of exercise. The form of payment will be determined by the administrator.

Restricted Awards are awards of shares of Ordinary Share or rights to shares of Ordinary Share to participants at no cost. Restricted Stock (as defined by the Plan) represents issued and outstanding shares of Ordinary Share which may be subject to vesting criteria under the terms of the award within the discretion of the administrator. Restricted Stock Units (as defined by the Plan) represent the right to receive shares of Ordinary Share which may be subject to satisfaction of vesting criteria under the terms of the award within the discretion of the administrator. Restricted Stock and the rights under Restricted Stock Units are forfeitable and non-transferable until they vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

The Plan also provides for Performance Compensation Awards, representing the right to receive a payment, which may be in the form of cash, shares of Ordinary Share, or a combination, based on the attainment of pre-established goals.

Principal Features of the Plan

Purposes of the Plan: The purposes of the Plan are (a) to attract and retain the best available personnel for positions of substantial responsibility; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business.

Administration of the Plan: The Plan is administered by the board of directors or its Compensation Committee. In this summary, we refer to the Compensation Committee as the administrator. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the Plan.

Eligible Recipients: Persons eligible to receive awards under the Plan are employees (including officers or directors who are also treated as employees);

Shares Available Under the Plan: The maximum number of shares of our Ordinary Share that may be delivered to participants under the Plan is 10,000,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. On an adjusted basis, for the reverse stock splits that occurred subsequent to the Plan being approved and ratified through March 31, 2025 is 4,000. Shares subject to an award under the Plan which is canceled, forfeited or expires again become available for grants under the Plan. However, shares tendered in payment of an option, delivered or withheld by the Company to satisfy any tax withholding obligation, or covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award will not again become available for grant under the Plan.

Stock Options:

General. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. Each Option will be designated in the Award Agreement as either an Incentive Stock Option or a Non-Statutory Stock Option. However, notwithstanding such designation, to the extent that the aggregate fair market Value of the shares with respect to which Incentive Stock Options are exercisable for the first time by the Participant during any calendar year (under all plans of the Company and any Parent or Subsidiary) exceeds $100,000, such Options will be treated as Non-Statutory Stock Options.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions of the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the administrator, by actual or constructive delivery of shares of Ordinary Share based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of Incentive Stock Options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with the Company or an affiliate company terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive Stock Options and Non-Qualified Stock Options. As described elsewhere in this summary, an Incentive Stock Option is an option that is intended to qualify under certain provisions of the Code, for more favorable tax treatment than applies to Non-Qualified Stock Options. Only employees may be granted Incentive Stock Options. Any option that does not qualify as an Incentive Stock Option will be a Non-Qualified Stock Option. Under the Code, certain restrictions apply to Incentive Stock Options. For example, the exercise price for Incentive Stock Options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an Incentive Stock Option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no Incentive Stock Option may be granted to a holder that is first exercisable in a single year if that option, together with all Incentive Stock Options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights: Awards of SARs may be granted alone or in tandem with stock options. SARs provide the holder with the right, upon exercise, to receive a payment, in cash or shares of stock, having a value equal to the excess of the fair market value on the exercise date of the shares covered by the award over the exercise price of those shares. Essentially, a holder of a SAR benefits when the market price of the Ordinary Share increases, to the same extent that the holder of an option does, but, unlike an option holder, the SAR holder need not pay an exercise price upon exercise of the award.

Restricted Stock. Restricted Stock is a grant of shares of Ordinary Share. These awards may be subject to such vesting conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals. Restricted Stock is forfeitable and generally non-transferable until it vests. The vesting date or dates and other conditions for vesting are established when the shares are awarded. The administrator may remove any vesting or other restrictions from Restricted Stock whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. Holders of Restricted Stock otherwise generally have the rights of stockholders of the Company, including voting and dividend rights, to the same extent as other stockholders of the Company.

Restricted Stock Units. A Restricted Stock Unit is a right to receive stock on a future date, at which time the Restricted Stock Unit will be settled and the stock to which it granted rights will be issued to the Restricted Stock Unit holder. These awards may be subject to such vesting conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Restricted Stock Units are forfeitable and generally non-transferable until they vest. The administrator may remove any vesting or other restrictions from a Restricted Stock Unit whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. A Restricted Stock Unit holder has no rights as a stockholder. The administrator may exercise discretion to credit a Restricted Stock Unit with cash and stock dividends, with or without interest, and distribute such credited amounts upon settlement of a Restricted Stock Unit, and if the Restricted Stock Unit is forfeited, such dividend equivalents will also be forfeited.

Performance Share Awards and Performance Compensation Awards: The administrator may grant Performance Share Awards and Performance Compensation Awards. A Performance Share Award means the grant of a right to receive a number of actual shares of Ordinary Share or share units based upon the performance of the Company during a performance period, as determined by the administrator. The administrator may determine the number of shares subject to the Performance Share Award, the performance period, the conditions to be satisfied to earn an award, and the other terms, conditions and restrictions of the award. No payout of a Performance Share Award will be made except upon written certification by the administrator that the minimum threshold performance goal(s) have been achieved.

The administrator may also designate any of the other awards described above as a Performance Compensation Award (other than stock options and SARs granted with an exercise price equal to or greater than the fair market value per share of Ordinary Share on the grant date).

Clawback Policy

On September 12, 2024, our board of directors adopted a Clawback Policy in accordance with applicable Nasdaq rules (the “Clawback Policy”). The Clawback Policy provides that we will recover reasonably promptly the amount of erroneously awarded incentive-based compensation to any current or former executive officers in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. A copy of the Clawback Policy has been filed as Exhibit 97.1 to this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities as of close of business on March 31, 2025, for: (i) each of our named executive officers and directors; (ii) all of our executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power, and also any shares which the person has the right to acquire within 60 days of March 31, 2025, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed below has direct ownership of and sole voting power and investment power with respect to the shares of our voting securities.

Name of Beneficial Owner[1]	Number of Shares	% of Class*

Five Percent Holders

Freight Opportunities, LLC & Freight Opportunities II, LLC [2]
17 State Street, 2100, New York NY 10004	21,068,993	91.1%

Directors and Named Executive Officers 4 5:

Javier Selgas	637	0.0%
Donald Quinby	-	-
Luisa Irene Lopez Reyes	212	0.0%
Paul Freudenthaler	637	0.0%
Nicholas H. Adler	56	0.0%
Marc Urbach	54	0.0%
Leilei Nie	-	-
Andres Gonzalez	-	-
All Directors and Executive Officers as Group	1,595	0.0%

(1) For each person and group included in this table, percentage ownership is calculated by dividing the sum of the number of ordinary shares beneficially owned by such person or group and the number of ordinary shares underlying share options or warrants held by such person or group that are exercisable within 60 days after the date of this Report by the sum of (i) 2,265,074 being the number of shares outstanding as of March 31, 2025 and (ii) the number of ordinary shares underlying share options held by such person or group that are exercisable within 60 days after the date of this Report.

(2) Freight Opportunities, LLC & Freight Opportunities II, LLC beneficially own 208,110 ordinary shares, preferred shares convertible to 4,800,000 ordinary shares and warrants convertible into 16,060,883 ordinary shares under various terms and conditions.

Freight Opportunities LLC & Freight Opportunities II, LLC do not have the right to convert or exercise any portion of its holdings to ordinary shares if, to the extent that after giving effect to such conversion or exercise, it would beneficially own in excess of 4.99% of the ordinary shares outstanding immediately after giving effect to such conversion or exercise, provided, that if at any time after the date hereof, Freight Opportunities, LLC beneficially owns in excess of 4.99% of any class of shares in the Company that is registered under the Exchange Act, then the maximum percentage shall automatically increase to 9.99% so long as it owns in excess of 4.99% of such class of shares.

On May 16, 2024, Freight Opportunities LLC elected to adjust the beneficial ownership blocker on all securities to 9.99%, which became effective on July 16, 2024.

(4) Unless otherwise indicated, the address for those listed below is c/o Freight App, Inc., at 2001 Timberloch Place, Suite 500, The Woodlands, Texas 77380.

(5) Each of the directors’ holdings represents a mixture of restricted stock and stock options from the employee stock ownership plan convertible into ordinary shares that have vested within 60 days after the date of this report. Each of Nicholas H. Adler and Marc Urbach own 13 and 12 ordinary shares, respectively. Mr. Adler and Mr. Urbach also own options convertible into 43 and 42 ordinary shares, respectively. Mr. Selgas and Mr. Freudenthaler each own 28 ordinary shares and options convertible into 609 ordinary shares. Mrs. Lopez’s entire beneficial ownership represent options from the employee stock ownership plan convertible into ordinary shares that have vested within 60 days after the date of this report.

*Rounded to the nearest hundredth digit.

**Less than 0.01%.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,792	$2,420.10	1,208
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	-

(1)	On August 18, 2022, the board of directors approved, and on December 15, 2022, a majority stockholders ratified, the Freight Technologies, Inc. 2022 Equity Incentive Plan (the “Plan”). The maximum number of shares of Ordinary Share that may be issued pursuant to awards granted under the Plan is 10,000,000 shares (4,000 adjusted for reverse stock splits). For a further description of the Plan, see Item 11. “Executive Compensation – 2022 Equity Incentive Plan”. As of December 31, 2024, 1,208 options, warrants or rights to securities were outstanding under the Plan, and 3,518 stock options of Ordinary Shares had been granted with 2,792 of those outstanding under the Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Promoters and Certain Control Persons

Each of Mr. Javier Selgas, Chief Executive Officer and Director, Mr. Donald Quinby, Chief Financial Officer, Ms. Luisa Irene Lopez Reyes, Chief Operating Officer and Paul Freudenthaler, Secretary, may be deemed a “promoter” as defined by Rule 405 of the Securities Act. For information regarding compensation, including items of value, that have been provided or that may be provided to these individuals, please refer to “Executive Compensation” above.

Director Independence

Independent Directors

Nasdaq’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our board of directors consists of seven directors, four of whom are independent within the meaning of Nasdaq’s rules.

Committees of the Board of Directors

Audit Committee

Nicholas H. Adler, Leilei Nie and Marc Urbach, each of whom has been determined by the board of directors to satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Nasdaq’s rules, serve on the Audit Committee, with Mr. Marc Urbach serving as the chairman. Our board has determined that Mr. Marc Urbach qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of the Company.

Compensation Committee

Nicholas H. Adler, Andres Gonzalez, and Marc Urbach, each of whom satisfies the “independence” requirements of Rule 10C-1 under the Exchange Act and Nasdaq’s rules, serve on the Compensation Committee, with Mr. Adler serving as the chairman. The members of the Compensation Committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The Compensation Committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

Nominating Committee

Nicholas H. Adler, Andres Gonzalez, and Marc Urbach, each of whom satisfies the “independence” requirements of Nasdaq’s rules, serve on our Nominating Committee, with Andres Gonzalez serving as the chairman. The Nominating Committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by the Company’s principal accountant for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2024	2023
Audit Fees	$418,200	$256,250
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	111,750	—
Total	$529,950	$256,250

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

Audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant for the audit of the financial statements included in our Annual Reports on Form 10-Q and review of the financial statements included in our Quarterly Reports on Form 10-Q, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of aggregate fees billed for each of the last two fiscal years for assurance and related services performed by the Company’s principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above. We did not engage our principal accountant to provide assurance or related services during the last two fiscal years.

Tax Fees

Tax fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant with respect to tax compliance, tax advice, tax consulting and tax planning. We did not engage our principal accountant to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

All other fees consist of aggregate fees billed for each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than for the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved all fees earned in 2024 and 2023 by the Company’s principal accountant, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee has concluded that the fees earned by the principal accountant were consistent with the maintenance of the principal accountant’s independence in the conduct of its auditing functions.

The Company’s principal accountant did not provide, and the Audit Committee did not approve, any services that would have been described under “—Audit-Related Fees”, or “—Tax Fees” or “—All Other Fees” above for either of the last two fiscal years.

The Audit Committee annually considers the provision of audit services. The Audit Committee must pre-approve all services provided and fees earned by the Company’s principal accountant. The Audit Committee has established pre-approval policies and procedures that are detailed as to the particular service, that require that the Audit committee be informed of each service, and that do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to management. The pre-approval policies and procedures provide only for defined audit services and, if any, specified audit-related fees, tax services, and other services, and may impose specific dollar value limits for the fees for pre-approved services. The Audit Committee also considers on a case-by-case basis specific engagements that are not otherwise pre-approved under the pre-approval policies and procedures or that materially exceed pre-approved fee amounts. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to a designated member of the Audit Committee for approval and to the full Audit Committee at its next regular meeting.

The percentage of hours expended on the Company’s principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was not greater than 50%.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Changes in Stockholder’s Equity for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits: [M2 please fix the formatting and extra spacing on page 66, 68,69 and 70]

Exhibit Number	Description

2.1	New Merger Agreement dated December 13, 2021 by and between Hudson Capital, Merger Sub I, Freight App and Stockholders’ Representative. (incorporated by reference to Exhibit 10.2 to the Form 6-K filed on December 14, 2021)

2.2	Amendment No. 1 to Merger Agreement dated December 29, 2021. (incorporated by reference to Exhibit 10.4 to the Form 6-K filed on December 30, 2021)

3.1	Amended and Restated Memorandum and Articles of Association of Freight Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 3, 2025)

4.1	Description of Securities of Freight Technologies, Inc.

4.2	Form of Pre-funded Ordinary Shares Purchase Warrant. (incorporated by reference to Exhibit 10.5 to the Form 6-K filed on December 14, 2021)

4.3	Form of Pre-funded Ordinary Shares Purchase Warrant. (incorporated by reference to Exhibit 10.2 to the Form 6-K filed on December 17, 2021)

4.4	Oliveira Warrant dated December 29, 2021. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on December 30, 2021)

4.5	Form of Pre-funded Ordinary Shares Purchase Warrant. (incorporated by reference to Exhibit 10.2 to the Form 6-K filed on February 11, 2022)

4.6	Form of Series [A/B/C/D] Warrant. (incorporated by reference to Exhibit 10.2 to the Form 6-K filed on February 14, 2022)

4.7	Form of Registration Rights Agreement. (incorporated by reference to Exhibit 10.4 to the Form 6-K filed on February 14, 2022)

4.8	Form of Amended and Restated Series [A/B/C/D] Warrant. (incorporated by reference to Exhibit 10.3 to the Form 6-K filed on July 14, 2022)

4.9	Form of Pre-funded Ordinary Shares Purchase Warrant. (incorporated by reference to Exhibit 10.2 to the Form 6-K filed on October 27, 2022)

4.10	Form of Warrant. (incorporated by reference to Exhibit 10.3 to the Form 6-K filed on January 5, 2023)

4.11	Warrant to Purchase Ordinary Shares dated June 30, 2023. (incorporated by reference to Exhibit 10.3 to the Form 6-K filed on July 6, 2023)

4.12	Warrant to Purchase Ordinary Shares dated November 30, 2023. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on December 5, 2023)

4.13	Warrant to Purchase Ordinary Shares dated December 18, 2023. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on December 19, 2023)

10.1	Securities Purchase Agreement between Hudson Capital and ATW Opportunities Master Fund, L.P. dated December 13, 2021. (incorporated by reference to Exhibit 10.3 to the Form 6-K filed on December 14, 2021)

10.2	Amendment No. 1 to Purchase Agreement between Hudson Capital and ATW Opportunities Master Fund, L.P. dated December 16, 2021. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on December 17, 2021)

10.3	Assignment of Securities Purchase Agreement dated December 29, 2021. (incorporated by reference to Exhibit 10.2 to the Form 6-K filed on December 30, 2021)

10.4	Promissory Note dated December 29, 2021. (incorporated by reference to Exhibit 10.3 to the Form 6-K filed on December 30, 2021)

10.5	Assignment of Securities Purchase Agreement dated February 10, 2022. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on February 11, 2022)

10.6	Promissory Note dated February 10, 2022. (incorporated by reference to Exhibit 10.3 to the Form 6-K filed on February 11, 2022)

10.7	Amended and Restated of Securities Purchase Agreement among Hudson Capital Inc., Freight App, Inc., ATW Opportunities Master Fund, L.P. and other parties named therein. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on February 14, 2022)

10.8	Securities Purchase Agreement between Hudson Capital Inc. and PIPE Investors. (incorporated by reference to Exhibit 10.3 to the Form 6-K filed on February 14, 2022)

10.9	Form of Securities Purchase Agreement. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on July 14, 2022)

10.10	Form of Securities Amendment Agreement. (incorporated by reference to Exhibit 10.2 to the Form 6-K filed on July 14, 2022)

10.11	Freight Technologies, Inc. 2022 Equity Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on September 9, 2022)

10.13	Form of Securities Purchase Agreement. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on January 5, 2023)

10.14	Form of Note. (incorporated by reference to Exhibit 10.2 to the Form 6-K filed on January 5, 2023)

10.15	Debt Modification Agreement with Freight Opportunities LLC dated April 24, 2023. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on April 24, 2023)

10.16	Form of Amended and Restated Convertible Promissory Note. (incorporated by reference to Exhibit 10.2 to the Form 6-K filed on April 24, 2023)

10.17	Debt Modification Agreement with Freight Opportunities LLC dated June 29, 2023. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on July 6, 2023)

10.18	Second Amended and Restated Convertible Promissory Note dated January 3, 2023. (incorporated by reference to Exhibit 10.2 to the Form 6-K filed on July 6, 2023)

10.19	Securities Purchase Agreement dated January 31, 2025 by and among Freight Technologies, Inc., Freight Opportunities II LLC and Freight Opportunities II LLC. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 3, 2025)

10.20	Securities Purchase Agreement dated March 31, 2025 by and between Freight Technologies, Inc. and the purchaser party. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 1, 2025)

10.21	Cancellation Agreement, dated September 3, 2024, between Freight Technologies, Inc. and Freight Opportunities, LLC. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on September 4, 2024)

10.22	Sales Agent Agreement, dated May 22, 2024, between Freight Technologies, Inc. and A.G.P./Alliance Global Partners. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on May 24, 2024)

10.23	Term Note Purchase Agreement, dated June 4, 2024, between Freight Technologies, Inc. and Freight Opportunities, LLC. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on June 6, 2024)

10.24	Form of Independent Director Agreement.

10.25	Form of Employment Agreement.

10.26	Form of Indemnification Agreement.

14.1	Code of Ethics. (incorporated by reference to Exhibit 14 to the Form 6-K filed on February 14, 2022)

16.1	Letter from UHY, dated July 8, 2024. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on July 10, 2024)

16.2	Letter from Marcum, dated January 9, 2025. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 10, 2025)

19.1	Insider Trading Policy of the Company.

23.1	Consent of TAAD LLP

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy of the Company. (incorporated by reference to Exhibit 97.1 to the Form 10-K filed on May 9, 2024)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

ITEM 16.	FORM 10-K SUMMARY.

None.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Freight Technologies, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Freight Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operations, has an accumulated deficit, and has historically relied on cash proceeds from the issuance of convertible notes, warrants, and equity securities to fund operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We served as the Company’s auditor from 2021 to 2024.

Melville, New York

May 9, 2024, except for the effects of the reverse stock split and restructuring of par value as described in Note 16, which is dated April 11, 2025

PCAOB ID 1195

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Freight Technologies Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Freight Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Critical Audit Matter – Dedicate Services Revenue Cutoff at Year-End

As discussed in Note 3 to the consolidated financial statements, the Company provides customers with dedicated shipment capacity for a specific period of time under Fr8Fleet. The Company’s performance obligation in this arrangement is to provide the shipping capacity and the transaction price is fixed. Under such contracts, revenue is recognized when performance obligations are satisfied, which generally represents when trucks are provided to the shipper over the term of the agreement. The Company utilizes the output method for revenue recognition based on direct measurements of the value transferred to the customer, which is the number of trucks provided to the customer per day. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services. Payment for the Company’s services is generally due within 30 to 45 days upon delivery of the shipment.

We identified the cutoff of dedicated service transactions at year-end as a critical audit matter due to the significant judgment required to determine the appropriate period in which revenue should be recognized. Errors in cutoff could result in material misstatements of both revenue and accounts receivable.

The primary procedures we performed to address this critical audit matter included:

·	Understanding and evaluating the Company’s revenue recognition policy and related internal controls over revenue cutoff and performing walkthrough of the end-to-end process for the dedicated service revenues.
·	Selecting samples of sales transactions recorded in the month before and after year-end and inspecting supporting documentation such as shipping documents, delivery confirmations, sales invoices and reconciliation cover sheet signed by both parties to assess whether revenue was recognized in the appropriate period.
·	Performing analytical procedures to identify unusual trends in revenue around year-end.
·	Inspecting credit memos and unbilled accounts receivable processed after year-end for indications of revenue recognition issues.
·	Evaluating the adequacy of the Company’s disclosures related to revenue recognition and cutoff.

Critical Audit Matter – Long-Lived Asset Impairment Analysis

As described in Note 3 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. The Company performed a long-lived asset impairment evaluation as of December 31, 2024. When performing the impairment assessment, the Company projects undiscounted cash flows at the asset group level. If the asset group is determined not to be recoverable, the Company performs an analysis of the fair value of the individual long-lived assets and will recognize an impairment loss when the fair value is less than the carrying value of such long-lived assets.

We identified the valuation of the Company’s capitalized software as a critical audit matter. The principal consideration for our determination that the valuation of the capitalized software at the Company is a critical audit matter is due to the uncertainties and significant management judgment when estimating the fair value assigned to the capitalized software. In turn, auditing management’s judgments regarding the assigned fair value involved a high degree of subjectivity due to the estimation uncertainty of management’s significant judgments.

The primary procedures we performed to address this critical audit matter included:

·	Obtaining an understanding of the design of the Company’s controls over the valuation of the capitalized software, including controls over management’s review of the valuation model and the significant assumptions used in determining the fair value of the capitalized software.

·	Testing management’s process for determining the fair value of the capitalized software. This included evaluating the appropriateness of the valuation method.

·	Evaluating the reasonableness of management’s significant assumptions, which included forecasted revenues. We tested whether these forecasts were reasonable and consistent with historical performance and third party market data, as applicable.

/s/ TAAD, LLP

We have served as the Company’s auditor since 2025.

Diamond Bar, California

April 11, 2025

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS:
Current assets:
Cash and cash equivalents	$204,032	$1,560,105
Accounts receivable, net	3,533,330	5,360,493
Unbilled receivables	520,037	961,747
Prepaid expenses and other current assets	792,147	1,270,744
Total current assets	5,049,546	9,153,089

Capitalized software, net	574,109	771,133
Property and equipment, net	13,238	18,239
Other long-term assets	39,988	80,674
Security deposits	7,818	7,818
Intangible assets, net	5,546	6,359
Total assets	$5,690,245	$10,037,312

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$1,442,517	$1,875,727
Accrued expenses	1,280,563	2,239,171
Short-term borrowings	3,343,710	2,819,620
Income tax payable	278,215	220,180
Insurance financing payable	-	13,191
Total current liabilities	6,345,005	7,167,889

Convertible notes payable– long term	-	242,442
Total liabilities	6,345,005	7,410,331

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock, $0.0001 par value, (*) shares authorized; 1,815,438 and 162,732,288 issued and outstanding at December 31, 2024 and 2023, respectively	182	16,274
Series B preferred stock, $0.0001 par value, 21,000,000 shares authorized; 1,262,074 and 1,262,074 issued and outstanding at December 31, 2024 and 2023, respectively	126	126
Series seed preferred stock, $0.0001 par value, 25,000 shares authorized; 7,020 and 7,020 issued and outstanding at December 31, 2024 and 2023, respectively	-	-
Ordinary shares, no par value, (**) unlimited shares authorized; 2,185,074 and 2,191,924 shares ($1.10 par value in 2023) issued and outstanding at December 31, 2024 and 2023, respectively	-	2,411,118
Additional paid-in capital	45,510,375	39,023,126
Accumulated deficit	(44,916,779)	(39,315,551)
Accumulated other comprehensive income (loss)	(1,248,664)	491,888
Total stockholders’ equity (deficit)	(654,760)	2,626,981
Total liabilities and stockholders’ equity (deficit)	$5,690,245	$10,037,312

(*)	List of authorized shares for Series A preferred

a. Series A1A preferred shares: 10,000,000 authorized shares

b. Series A2 preferred shares: 3,000,000 authorized shares

c. Series A4 preferred shares: unlimited authorized shares

(**)	Ordinary Share par value was change to no par value in June 2024.

The accompanying notes are an integral part of these consolidated financial statements.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023
Revenue	$13,728,922	$17,060,753
Cost and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	12,389,520	15,709,673
Compensation and employee benefits	5,349,764	5,963,713
General and administrative	1,983,901	3,163,639
Sales and marketing	65,574	80,328
Depreciation and amortization	430,414	404,598
Total cost and expenses	20,219,173	25,321,951

Operating loss	(6,490,251)	(8,261,198)

Other income and expenses
Interest expense, net	(673,858)	(807,939)
Other expense, net	-	(498,917)
Gain from extinguishment of debts	1,607,766	-
Change in fair value of convertible note	22,602	345,396
Income (loss) before provision for income taxes	(5,533,741)	(9,222,658)

Income tax expense	67,486	104,948

Net loss	$(5,601,227)	$(9,327,606)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(6.14)	$(194.87)
Weighted average number of ordinary shares	912,837	47,867

Net loss	$(5,601,227)	$(9,327,606)
Other comprehensive gain (loss) net of tax
Foreign currency translation gain (loss)	(1,740,552)	452,917
Comprehensive loss	$(7,341,779)	$(8,874,689)

The accompanying notes are an integral part of these consolidated financial statements.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Preferred Stock				Ordinary Shares (*)
	Series A Shares	Amount	Series B Shares	Amount	Series Seed Shares	Amount	Ordinary Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Income (loss)	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2022	6,934,828	$693	7,507,845	$751	7,020	-	6,588	$181,157	32,897,836	$(29,987,945)	$38,971	$3,131,463
Issuance of Series A4 preferred shares for note conversions	218,876,995	21,888	-	-	-	-	-	-	5,095,208	-	-	5,117,096
Issuance of ordinary shares from conversion of preferred stock, net of costs	(63,079,535)	(6,307)	(6,245,771)	(625)	-	-	49,778	1,368,907	(1,361,975)	-	-	-
Issuance of ordinary shares for exercise of warrants	-	-	-	-	-	-	2,191	60,253	(60,253)	-	-	-
Issuance of ordinary shares for note conversions	-	-	-	-	-	-	29,033	798,422	(42,952)	-	-	755,470
Issuance of ordinary shares upon vesting of restricted stock awards	-	-	-	-	-	-	87	2,379	(2,379)	-	-	-
Share-based compensation	-	-	-	-	-	-	-	-	1,153,787	-	-	1,153,787
Issuance of warrants	-	-	-	-	-	-	-	-	1,343,854			1,343,854
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	452,917	452,917
Net loss	-	-	-	-	-	-	-	-	-	(9,327,606)	-	(9,327,606)
Balance, December 31, 2023	162,732,288	$16,274	1,262,074	$126	7,020	-	87,677	$2,411,118	$39,023,126	$(39,315,551)	$491,888	$2,626,981
Issuance of Series A4 preferred shares for note conversions	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of ordinary shares from conversion of preferred stock, net of costs	(160,916,850)	(16,092)	-	-	-	-	96,550	-	16,092	-	-	-
Issuance of ordinary shares for exercise of warrants	-	-	-	-	-	-	1,472,270	-	-	-	-	-
Issuance of ordinary shares for cash, net of issuance costs	-	-	-	-	-	-	528,576	-	3,079,016	-	-	3,079,016
Issuance of ordinary shares upon vesting of restricted stock awards	-	-	-	-	-	-	1	-	-	-	-	-
Share-based compensation	-	-	-	-	-	-	-	-	981,023	-	-	981,023
Issuance of warrants	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(1,740,552)	(1,740,552)
Net loss	-	-	-	-	-	-	-	-	-	(5,601,227)		(5,601,227)
Balance, December 31, 2024	1,815,438	$182	1,262,074	$126	7,020	$-	2,185,074	-	$45,510,375	$(44,916,779)	$(1,248,664)	$(654,760)

(*)	Reflects reverse split of 10:1 as approved by the Board of Directors of Freight Technologies, Inc. on January 26, 2024, effective as of February 5, 2024 and the reverse split of 1:25 as approved by the Board of Directors of Freight Technologies, Inc. on September 12, 2024, effective as of September 25, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,601,227)	$(9,327,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	430,414	404,598
Share-based compensation	981,023	1,153,787
Non-cash interest	-	449,147
Change in fair market value of convertible note	(22,602)	(345,396)
Conversion inducement expense	-	129,259
Gain from extinguishment of debt	(1,607,766)	-
Changes in operating assets and liabilities:
Accounts receivable	1,120,176	45,383
Unbilled receivables	334,728	1,070,440
Prepaid expense and other assets	591,263	288,272
Security deposits	-	11,457
Accounts payable	(272,319)	(181,880)
Accrued expenses	(217,893)	435,193
Income tax payable	58,035	76,662
Net cash used in operating activities	(4,206,168)	(5,790,684)

Cash flows from investing activities:
Capitalization of software development costs	(336,153)	(328,645)
Purchase of property and equipment	(9,570)	(34,724)
Net cash used in investing activities	(345,723)	(363,369)

Cash flows from financing activities:
Proceeds from convertible notes	-	7,675,000
Proceeds from notes payable, net of discounts	875,000	-
Repayment of insurance financing payable	(236,082)	(346,524)
Proceeds from issuance of common stock from ATM Offering	3,079,016	-
Repayment of short-term borrowings	(16,378,757)	(19,385,421)
Proceeds from short-term borrowings	16,902,846	18,857,667
Net cash provided by financing activities	4,242,023	6,800,722

Net (decrease) increase in cash and cash equivalents	(309,868)	646,669

Effect of exchange rate changes on cash and cash equivalents	(1,046,205)	(99,564)

Cash and cash equivalents at beginning of the period	1,560,105	1,013,000
Cash, cash equivalents and restricted cash at end of the period	$204,032	$1,560,105

Supplemental disclosure of cash flow information
Cash paid for interest	$675,628	$816,819

Supplemental disclosure of non-cash activity
Financing of insurance premiums	$222,891	$341,653
Conversion of convertible notes to preferred stock	$-	$7,054,065
Conversion of convertible notes to ordinary shares	$-	$1,040,000
Conversion of preferred stock to ordinary shares	$-	$1,368,907
Conversion of warrants to ordinary shares	$-	$60,253

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$204,032	$1,560,105
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$204,032	$1,560,105

The accompanying notes are an integral part of these consolidated financial statements.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Description of Business

Freight App, Inc. (“Fr8App”) (formerly known as “Freighthub, Inc.”), a Delaware corporation, was incorporated on October 26, 2015. On January 18, 2019, Freight App Mexico S.A De C.V. (“Fr8App Mexico”) (formerly known as “Freight Hub Mexico S.A. De C.V.”), a wholly owned subsidiary of Fr8App, was formed. On July 29, 2021, both companies filed their name change to Fr8App and Fr8App Mexico. Following the Merger described below, Fr8App continued its operation under the name Freight Technologies Inc. (“Fr8Tech”). Fr8Tech is a technology company offering a diverse portfolio of proprietary platform solutions powered by AI and machine learning to optimize and automate the supply chain process. Focused on addressing the distinct challenges within the supply chain ecosystem, the Company’s portfolio of solutions includes the Fr8App platform for seamless OTR B2B cross-border shipping across the USMCA region; Fr8Now, a specialized service for less-than-truckload (LTL) shipping; Fr8Fleet, a dedicated capacity service for enterprise clients in Mexico; Waavely, a digital platform for efficient ocean freight booking and management of container shipments between North America and ports worldwide and Fleet Rocket a nimble, scalable and cost-effective Transportation Management System (TMS) for brokers, shippers, and other logistics operator Together, each product is interconnected within a unified platform to connect carriers and shippers and significantly improve matching and operation efficiency via innovative technologies such as live pricing and real-time tracking, digital freight marketplace, brokerage support, transportation management, fleet management, and committed capacity solutions.

Merger with Hudson Capital

On December 13, 2021, Fr8App entered into a merger agreement (“Merger”) with Hudson Capital, Inc. (“Hudson Capital”), and ATW Master Fund II, L.P., as the representative of the stockholders of Fr8App (the “Stockholders’ Representative”) by which Hudson Capital acquire all the issued and outstanding securities of the Fr8App and assume Fr8App as its direct, wholly–owned subsidiary.

The Merger closed on February 14, 2022 and a Certificate of Merger was filed with the Secretary of State for the State of Delaware, in accordance with the relevant provisions of Delaware Law. Following the Merger, Hudson Capital continued as a British Virgin Islands (“BVI”) business company, and on May 26, 2022 it changed its name to Freight Technologies Inc. (“Fr8Tech”) and its ticker symbol to “FRGT”. Fr8App continues as a corporation incorporated in the State of Delaware.

Freight App, Inc., as related to activities in periods prior to the Merger is hereinafter referred to as Fr8App, and Fr8Tech, along with its wholly owned subsidiaries, are hereinafter referred to as the “Company”.

For financial accounting and reporting purposes under generally accepted accounting principles in the United States (“GAAP”), the Merger was accounted for as a reverse acquisition and recapitalization, with no goodwill or other intangible assets recorded. Under this method of accounting, Hudson Capital (legal acquirer) is treated as the acquired entity and Fr8App (legal acquiree) is deemed to have issued stock for the net assets and equity of Hudson Capital, consisting of mainly cash, accompanied simultaneously by recapitalization. The net assets of Hudson Capital are stated at historical cost, and accordingly the equity and net assets of Fr8App have not been adjusted to fair value. Consequently, the consolidated assets, liabilities and results of operations of the Company are the historical financial statements of Fr8App and Hudson Capital’s assets, liabilities and results of operations are consolidated with the assets, liabilities and results of operations of Fr8App beginning on the Merger date. Shares and earnings per share information prior to the Merger have been retroactively restated to reflect the exchange ratio established in the recapitalization.

Management evaluated the guidance contained in Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (ASC 805) with respect to the identification of the acquirer in the merger and concluded, based on a consideration of the pertinent facts and circumstances as follows: The determination of the acquirer for accounting purposes was primarily based on the facts that, immediately following the Merger: (i) Fr8App’s existing stockholders owned a substantial majority of the voting rights in the combined company, (ii) Fr8App designated a majority of the members of the initial board of directors of the combined company, and (iii) Fr8App’s senior management holds all key positions in the senior management of the combined company.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY AND GOING CONCERN

Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, loans, and issuance of shares. As shown in the accompanying consolidated financial statements as of and for the year ended December 31, 2024, the Company has an accumulated deficit of $44.9 million, a shareholders’ deficit of $0.7 million, a working capital deficit of $1.3 million, short-term debt of $3.3 million and $0.2 million of unrestricted cash on hand. For the years ended December 31, 2024 and 2023, the Company has reported operating losses and negative cash flows from operations. The Company has historically met its cash needs through a combination of term loans, promissory notes, convertible notes, private placement offerings and sales of equity. The Company’s cash requirements are generally for operating activities.

The Company currently projects that it will need to draw additional funds on its existing facilities and need additional capital to fund its current operations and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. As a result, the Company may need to raise additional capital or secure debt funding to support on-going operations until such time. This projection is based on the Company’s current expectations regarding revenues, expenditures, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from drawing on existing facilities, and/or the sale of equity, any of which may not be achievable on favorable terms, or at all. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

If the Company is unable to raise additional capital moving forward, its ability to operate in the normal course and continue to invest in its product portfolio may be materially and adversely impacted and the Company may be forced to scale back operations or divest some or all of its assets.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), expressed in U.S. dollars. The accompanying consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowance for credit losses, valuation of share-based compensation and warrants, accounting for warrants, useful lives of internally developed software and property and equipment, fair value of convertible notes, impairment of long lived assets, whether an arrangement is or contains a lease, income tax accruals, the valuation allowance for deferred income taxes, and contingent liabilities.

The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash consists of funds held in bank accounts. Cash equivalents consist of short-term, highly liquid investments with original maturities of 90 days or less at the time of purchase and generally include money market accounts.

Concentrations of Credit Risk

The Company maintains cash accounts with various financial institutions. At times, balances in these accounts may exceed federally insured limits. Accounts at each institution within the United States (“US”) are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Additionally, a portion of the Company’s cash is deposited in non-US accounts. The funds are held with financial institutions that offer deposit insurance and bear specific country and regional risks. The amounts over the insured limits as of December 31, 2024 and 2023 was $3,589 and $1,186,214, respectively. No losses have been incurred to date on any deposit balances.

The financial assets that potentially subject the Company to concentration of credit risk is accounts receivable and unbilled receivables. At December 31, 2024, one customer accounted for 88% of the Company’s accounts receivable. As of December 31, 2023, one customer accounted for 66% of the Company’s accounts receivable, respectively.

For the year ended December 31, 2024, one customer accounted for 48% of the Company’s revenues. For the year ended December 31, 2023, one customers accounted for 33% of the Company’s revenues, respectively.

Fair Value Measurements

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used when available. Observable inputs are what market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are those that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

The three levels of the fair value hierarchy are described below:

Level 1— Inputs based on unadjusted quoted market prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2— Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in markets that are not active or for which all significant inputs are observable or can be corroborated by observable market data.

Level 3— Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are both unobservable for the asset and liability in the market and significant to the overall fair value measurement.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include trade accounts receivable, unbilled receivables, accounts payable, accrued expenses, and debt at variable interest rates, approximate their fair values at December 31, 2024 and 2023, respectively, principally due to the short-term nature, maturities, or nature of interest rates of the above listed items.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the net invoiced amount, net of allowances for credit losses, and do not bear interest. Unbilled receivables, which are reflected separately on the accompanying consolidated balance sheets, include unbilled amounts for services rendered in the respective period but not yet billed to the customer until a future date, which typically occurs within one month. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. In accordance with ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, the Company also considers reasonable and supportable forecasts of future economic conditions and their expected impact on customer collections in determining the allowance for credit losses. The Company determines expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, and our expectations of changes in macro-economic conditions, that may impact the collectability of outstanding receivables. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024 and 2023, the allowance for credit losses was $201,395 and $282,058, respectively.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. If the asset or asset group is considered to be impaired, an impairment loss would be recorded to adjust the carrying amounts to the estimated fair value. Management has determined that no impairment of long-lived assets exists, and accordingly, no adjustments to the carrying amounts of the Company’s long-lived assets have been made for the year ended December 31, 2024 and 2023.

Property and Equipment

Property and equipment consisting of office and computer equipment, furniture and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives, ranging between three to seven years.

Useful Lives
Equipment	3 years
Furniture	7 years
Leasehold improvements	Shorter of useful life of asset or lease term

Capitalized Software

The Company complies with the guidance of ASC Topic 350-40, Intangibles—Goodwill and Other—Internal Use Software, in accounting for of its internally developed system projects that it utilizes to provide its services to customers. These system projects generally relate to software of the Company that is not intended for sale or otherwise marketed. Internal and external costs incurred during the preliminary project stage are expensed as they are incurred. Once a project has reached the development stage, the Company capitalizes direct internal and external costs until the software is substantially complete and ready for its intended use. Costs for upgrades and enhancements are capitalized, whereas, costs incurred for maintenance are expensed as incurred. These capitalized software costs are amortized on a project-by- project basis over the expected economic life of the underlying software on a straight-line basis, which is generally three years. Amortization commences when the software is available for its intended use.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants classified as liabilities are recorded at fair value and are remeasured at each reporting date until settlement. Changes in fair value are recognized as a component of change in fair value of warrant liability in the consolidated statements of operations. The fair value of the warrant liabilities is estimated using a Black-Scholes option pricing formula. The warrant volatility assumption within the Black-Scholes model represents a Level 3 measurement within the fair value measurement hierarchy. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

The proceeds received from the sale of equity classified warrants and convertible note in a bundled transaction are allocated based on the relative fair values of warrants and convertible notes with no changes in fair value of warrants recognized after the issuance date and were recorded at the issuance date using a relative fair value allocation method. Equity classified warrants, which are issued as an inducement to the holder of convertible note to covert the note, are recognized as an expense equal to the fair value of the warrant in accordance with ASC 470-20, Debt with Conversion and Other Options.

When equity classified warrants are issued to the convertible note holder as an additional consideration for the holder to provide additional funding under the existing convertible note agreement, the additional funding is allocated based on the residual fair value allocation method in which the fair value of the additional funding is first allocated to the convertible note and the remaining proceeds are allocated to the equity classified warrant.

Advertising

Advertising costs are expensed as incurred, and totaled $556 and $46,726 for the years ended December 31, 2024 and 2023, respectively.

Income Taxes

The Company accounts for income taxes using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net operating losses, tax credit and other carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates when the assets and liabilities are expected to be realized or settled. The Company regularly reviews deferred tax assets for realizability and establishes valuation allowances based on available evidence including historical operating losses, projected future taxable income, expected timing of the reversals of existing temporary differences, and appropriate tax planning strategies. If the Company’s assessment of the realizability of a deferred tax asset changes, an increase to a valuation allowance will result in a reduction of net earnings at that time, while the reduction of a valuation allowance will result in an increase of net earnings at that time.

The Company follows ASC 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at December 31, 2024 and 2023.

Foreign Currency Translation

The financial statements of the Company’s subsidiary operating in Mexico are prepared to conform to U.S. GAAP and translated into U.S. Dollars by applying a current exchange rate. The local currency has been determined to be the functional currency. Assets and liabilities of non-U.S. operations are translated at period-end exchange rates. Items appearing in the consolidated statements of operations are translated using average exchange rates during each period. Translation gains and losses are reported in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit).

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets include the Company’s domain name and are accounted for based on ASC Topic 350, Intangibles – Goodwill and Other. The Company’s intangible assets that have finite lives, consisting of intellectual property, are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If any indicators were present, the Company would test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount (i.e., the asset is not recoverable), the Company will perform the next step, which is to determine the fair value of the asset and record an impairment loss, if any. The Company evaluates the useful lives for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

Foreign Operations

Operations outside the United States include a wholly-owned subsidiary in Mexico. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.

Revenue Recognition

The Company’s revenues are accounted for under FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company generates revenues primarily from shipments executed by the Company’s freight transportation brokerage services or dedicated capacity to shippers through the Company’s freight marketplace.

Freight Transportation Brokerage Services

The Company’s freight transportation brokerage services include Fr8App Full Truckload (“FTL”), providing a single customer the use of an entire truckload, Waavely, providing ocean container shipments through Mexican ports, and Fr8Now Less Than Truckload (“LTL”), providing multiple customers the use of a partial truckload in each truck. Shippers contract with the Company to utilize the Company’s network of independent freight Carriers to transport freight. Those shipments are the Company’s single performance obligations, arising under contracts the Company has entered into with customers that define the price for performance obligation and payment terms. The Company’s acceptance of the shipment request establishes enforceable rights and obligations for each contract. By accepting the shipper’s order, the Company has responsibility for transportation of the shipment from origin to destination. Under such contracts, revenue is recognized when performance obligations are satisfied, which generally represents the transit period from origin to destination by a third-party carrier which can vary based on origin and destination, or the capacity used. This is appropriate as the customer simultaneously receives and consumes the benefits as the Company performs its obligation. The Company determines revenue in-transit using the output method based on shipping milestones. Measure of revenue in-transit requires the application of judgment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services. Accessorial charges for fuel surcharge, loading and unloading, stop charges, and other immaterial charges are part of the consideration received for the single performance obligation of delivering shipments.

Dedicated Capacity Services

The Company provides customers with dedicated shipment capacity for a specific period of time under Fr8Fleet. The current arrangements under Fr8Fleet include an obligation to provide weekly shipping capacity. The Company’s performance obligation in this arrangement is to provide the shipping capacity and the transaction price is fixed. Under such contracts, revenue is recognized when performance obligations are satisfied, which generally represents when trucks are provided to the shipper over the term of the agreement. The Company utilizes the output method for revenue recognition based on direct measurements of the value transferred to the customer, which is the number of trucks provided to the customer per day. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Payment for the Company’s services is generally due within 30 to 45 days upon delivery of the shipment. Contracts entered into with customers do not contain material financing components. The Company’s contracts with customers typically have a duration of one year or less and do not require any significant start-up costs, and as such, costs incurred to obtain contracts associated with these contracts are expensed as incurred.

Through the Company’s freight brokerage services and dedicated capacity, the Company is responsible for identifying and directing independent freight Carriers to transport the shipper’s goods. The transportation of the loads is outsourced to third-party Carriers. The Company is a principal in these arrangements, and therefore records revenue associated with these contracts on a gross basis. The Company controls the service and has primary responsibility to meet the customer’s requirements. The Company invoices and collects from its customers, maintains discretion over pricing and is responsible for resolving customer claims.

Additionally, the Company is responsible for selection of third-party transportation providers to the extent used to satisfy customer freight requirements. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. This contract asset is recorded as an unbilled receivable and presented on the consolidated balance sheets. The Company receives the unconditional right to bill when shipments are delivered to their destination.

A summary of the Company’s revenue by major service lines is as follows:

	Years Ended December 31,
	2024	2023
Freight Transportation Brokerage	$8,635,201	$13,474,282
Dedicated Capacity	5,093,721	3,586,471
Total Revenue	$13,728,922	$17,060,753

Convertible Debt

The Company elected the fair value option (“FVO”) of accounting under ASC Topic 825-10, Financial Instruments (“ASC 825”), to record its convertible note issued in 2023 at fair value at issuance and subsequently remeasures to fair value each reporting period. The primary reason for electing the fair value option was for simplification and cost-benefit considerations of accounting for the convertible notes at fair value versus bifurcation of the embedded derivatives. The convertible note accounted for under the FVO represents a financial instrument containing embedded features which would otherwise be required to be bifurcated from the debt-host and recognized as separate derivative liabilities subject to initial and subsequent periodic estimated fair value measurements under ASC 815. The Company has elected to present interest expenses separately from changes in fair value and therefore interest associated with the convertible note is presented as interest expense in the consolidated statement of operations. All costs associated with the issuance of the convertible note accounted for using the FVO were expensed upon issuance. The fair value of the convertible note is determined using a binomial lattice model and classified as Level 3 in the fair value hierarchy.

Share-Based Compensation

The Company accounts for share-based awards, including stock options and restricted stock awards, issued to employees in accordance with ASC Topic 718, Compensation—Stock Compensation. In addition, the Company issues stock options to non-employees in exchange for consulting services and accounts for these in accordance with the provisions of ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. Compensation expense is measured at the grant, based on the calculated fair value of the award, and recognized as an expense over the requisite service period, which is generally the vesting period of the award.

For modification of stock compensation awards, the Company records the incremental fair value of the modified award as share-based compensation on the date of modification for vested awards or over the remaining vesting period for unvested awards. The incremental compensation is the excess of the fair value of the modified award on the date of modification over the fair value of the original award immediately before the modification. In addition, the Company records the remaining unrecognized compensation cost for the original cost for the original award on the modification date over the remaining vesting period for unvested awards.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates the expected term of stock options granted to employees using the simplified method, whereby the expected term equals the average of the vesting term and the original contractual term of the option. The Company utilizes this method as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For stock options granted to non-employees, the contractual term of the option is utilized as the basis for the expected term assumption. All other assumptions used to calculate the grant date fair value are generally consistent with the assumptions used for options granted to employees. For purposes of calculating share-based compensation, the Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the Company’s stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is primarily based on the historical volatility of peer company data while the expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate is based on U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected option term. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.

If factors change and the Company employs different assumptions, share-based compensation expense may differ significantly from what has been recorded in the past. If there is a difference between the assumptions used in determining share-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, the Company may change the input factors used in determining share-based compensation costs for future grants. These changes, if any, may materially impact the Company’s results of operations in the period such changes are made. Incremental compensation costs arising from subsequent modifications of awards after the grant date are recognized when incurred. In addition, the Company accounts for forfeitures of awards as they occur. For share-based awards that vest based on performance conditions, expense is recognized when it is probable that the conditions will be met.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted average number of outstanding ordinary shares for the period, considering the effect of the securities series A and B preferred stock and series seed preferred stock. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of ordinary shares and dilutive ordinary shares equivalents outstanding. During the periods when they are anti-dilutive, ordinary share equivalents including those from warrants and convertible notes, if any, are not considered in the computation. At December 31, 2024 and 2023, there were 16,066,824 and 1,246,687 ordinary share equivalents, respectively, which were anti-dilutive.

Segments

Operating segments are defined as components of an entity for which separate financial information is available. The Chief Operating Decision Maker (“CODM”), CEO Javier Selgas, reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one operating and one reportable segment. The Company presents financial information about its operating segment and geographical areas in Note 13 to the consolidated financial statements.

Reclassifications

Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. There was no material impact to the consolidated financial statements for these changes.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to reportable Segment Disclosures (ASU 2023-07), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and by extending the disclosure requirements to entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of ASU 2023-07 has not had a material impact on our financial statements, see “Segments” section of Note 3, Summary of Significant Accounting Policies.

Accounting Standards Issued But Not Adopted as of December 31, 2024

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity’s effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this accounting standard update on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, an update that improves income statement expense disclosure requirements. Under ASU 2024-03 issuers will be required to incorporate new tabular disclosures disaggregating prescribed expense categories within relevant income statement captions in the notes to their financial statements. These categories include purchases of inventory, employee compensation, depreciation and intangible asset amortization. The amendments are effective for fiscal years beginning after December 15, 2026, and should be applied prospectively. The adoption of ASU 2024-03 will require us to provide additional disclosures related to certain income statement expenses but otherwise will not materially impact our financial statements.

NOTE 4 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

	December 31, 2024	December 31, 2023
Capitalized software	$3,729,011	$3,594,249
Accumulated amortization	(3,154,902)	(2,823,116)
Capitalized software, net	$574,109	$771,133

Amortization expense for the years ended December 31, 2024 and 2023 was $416,334 and $385,488 respectively.

Estimated amortization for capitalized software for future periods is as follows:

Year Ended December 31,
2025	$370,982
2026	148,910
2027	54,217
$574,109

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31, 2024	December 31, 2023
Equipment	$98,598	$96,523
Furniture and fixtures	9,517	9,517
Total cost	108,115	106,040
Accumulated depreciation	(94,877)	(87,801)
Property and equipment, net	$13,238	$18,239

Depreciation expense for the years ended December 31, 2024 and 2023 was $13,266 and $19,110, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following at:

	December 31, 2024	December 31, 2023
Accrued freight costs	$890,408	$1,057,374
Accrued payroll	362,628	716,278
Accrued interest on convertible note	-	449,146
Accrued professional services	24,000	1,006
Other accrued liabilities	3,527	15,367
Total accrued expenses	$1,280,563	$2,239,171

NOTE 7 – SHARE-BASED COMPENSATION

The Company has an Equity Incentive Plan (the “Plan”) under which the Company may grant restricted stock awards and stock options for up to 150,000 ordinary shares. Both incentive stock options and non-qualified stock options expire ten years from the date of the grant or 90 days after the termination of employment of the grantee.

Stock Options

The fair value of options and share awards granted under the stock option plan during the year ended December 31, 2023 was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for grants:

2023
Risk-free interest rates	3.58% - 4.39%
Expected life of options	5 years
Expected volatility	83.12% - 92.32%
Expected dividend yield	0.00%

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance at January 1, 2023	1,566	$4,505.53
Granted	1,499	455.86
Forfeited/Expired	(55)	4,797.05
Balance at December 31, 2023	3,010	2,482.84	8.71
Forfeited/Expired	(218)	3,384.60
Balance at December 31, 2024	2,792	2,419.99	7.72
Exercisable at December 31, 2024	1,541	$2,903.44	7.49

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s non-vested stock options:

	Non-vested Options Outstanding	Weighted-Average Grant Date Fair Value
At January 1, 2023	1,301	$2,574.83
Options granted	1,499	309.28
Options forfeited/cancelled	(16)	85.43
Options vested	(466)	2,474.57
At December 31, 2023	2,318	1,133.36
Options forfeited/cancelled	(142)	953.74
Options vested	(924)	1,014.71
At December 31, 2024	1,252	$1,127.38

For the years ended December 31, 2024 and 2023, the Company recognized $977,006 and $1,092,820 of stock compensation expense relating to stock options, respectively. As of December 31, 2024, there was $1,497,176 of unrecognized stock compensation expense related to non-vested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately four years.

Restricted Stock Awards

From time-to-time the Company issues time-based restricted stock awards (“RSAs”) under the Plan. The fair value of the nonvested shares are measured at the market price of a share on the date of grant and will be recognized as share-based compensation expense over the requisite service period. Grants vest over a period ranging from one to four years based on continued employment or service. The ordinary shares underlying the RSAs are not considered issued and outstanding until vested.

The following table summarizes the restricted stock awards activity:

	Restricted Stock Awards	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2023	11.95	$3,468.54
Granted	80.00	443.90
Forfeited	(0.53)	1.93
Vested	(86.50)	704.77
Outstanding at December 31, 2023	4.92	$3,468.54
Forfeited	(3.68)	1,161.51
Vested	(1.24)	3,468.54
Outstanding at December 31, 2024	$-	$-

For the years ended December 31, 2024 and 2023, the Company recognized $3,927 and $60,967 of stock compensation expense relating to RSAs, respectively. The decrease in year-over-year RSA related expense was primarily due to forfeitures from employee terminations. As of December 31, 2024, there was $0 of unrecognized share-based compensation expense related to non-vested RSAs. The cost is expected to be recognized over a weighted average period of approximately three years.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SHORT-TERM BORROWINGS AND NOTES PAYABLE

Short-Term Borrowings

On March 7, 2019, the Company entered into a short-term promissory note (“2019 Note”) with a lender (the “2019 Note Lender”) which provides the Company a revolving line of credit. On July 12, 2022, the note was amended to increase the maximum principal amount that could be advanced withdrawn under the line of credit to $5,000,000. On May 24, 2024, the note was amended to temporarily increase the maximum principal amount that could be advanced withdrawn under the line of credit to $5,250,000 until June 30, 2024.

The borrowing base of the revolving line of credit is limited to stated percentages for different categories of eligible accounts receivable. Under the revolving line of credit, if the aggregate principal amount of the outstanding advances exceeds the applicable borrowing base, the Company must repay the lender an amount equal to the difference between the outstanding principal balance of the revolving line of credit and the borrowing base. The note requires monthly payments of interest. Interest accrues on the outstanding principal at a rate equal to Prime Rate as set out in the Wall Street Journal from time to time with a floor of 5.25% per annum. The interest rate as of December 31, 2024 was 7.50%.

The outstanding principal amount on short-term borrowings is $3,343,710 and $2,819,620 as of December 31, 2024 and 2023, respectively. The Company incurred interest expense related to the short-term borrowings in the amount of $602,638 and $350,890 for the years ended December 31, 2024 and 2023, respectively.

Notes Payable

On March 11, 2024, the Company entered into a Term Note Purchase Agreement with Freight Opportunities LLC to secure a term loan of $750,000. This loan is for a duration of one year and accrues interest at a rate of 8% per annum, which is reset daily.

On June 4, 2024, the Company executed another Term Note Purchase Agreement with Freight Opportunities LLC, resulting in an additional term loan of $125,000. This loan also has a one-year term and accrues interest at the same rate of 8% per annum, which is reset daily.

The Company has the option to prepay the term loans, in whole or in part, without incurring any penalties.

On September 3, 2024, the Company entered into a Cancellation Agreement with Freight Opportunities, LLC to cancel the principal and interest outstanding under the Term Note Purchase Agreement of $905,861. This was reported as a gain from extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2024.

NOTE 9 – FAIR VALUE MEASUREMENT

Assets and liabilities recognized or disclosed at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their respective fair values.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of December 31, 2023 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability. There were no financial instruments measured at fair value as of December 31, 2024.

	As of December 31, 2023
	Level 1	Level 2	Level 3
Liabilities:
Convertible note	$-	$-	$242,442
Total financial liabilities	$-	$-	$242,442

The following is a roll forward of balances for the convertible note for the year ended December 31, 2024:

Fair value at December 31, 2023	$242,442
Changes in fair value	(22,602)
Cancellation of convertible note	(219,840)
Fair value at December 31, 2024	$-

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The convertible note fair value was measured using a binomial lattice model utilizing observable inputs (e.g. the Company’s stock price) and unobservable inputs (e.g. the expected volatility and instrument specific borrowing rate) that cause the valuation measurements to be classified as Level 3. The following assumptions were used within the model:

Risk-free interest rate	3.84%-4.38%
Remaining contractual term (years)	5-4.5
Expected volatility	65%-63%
Annual dividend yield	0.00%
Fair value of common stock (per share)	$85-$8.5
Borrowing rate	14.5%

NOTE 10 – CONVERTIBLE DEBT

On January 3, 2023, the Company and Freight Opportunities LLC (the “Noteholder”) entered into a Securities Purchase Agreement pursuant to which the Company issued to the Noteholder a convertible promissory note in the principal amount of up to $6,593,407 (the “2023 Convertible Note” or the “Note”). The Note carries an original issue discount of nine percent (9%), or in the aggregate, up to $593,407 (the “OID”). The Note has a maturity date of January 3, 2029.

The securities purchase closes in tranches (each, a “Tranche”), with the closing of the first Tranche consists of a note with an aggregate purchase price of $1,650,000 and an aggregate principal amount (including OID) of $1,813,187 (the “Initial Closing”). As long as no event of default has occurred under the Note, the closing of (i) the second Tranche, consists of an aggregate purchase price of $1,100,000 and an aggregate principal amount (including OID) of $1,208,791, shall occur within sixty business days of the Initial Closing; and (ii) the third Tranche, consists of an aggregate purchase price of up to $3,250,000 and an aggregate principal amount (including OID) of up to $3,571,429, shall occur no later than the fifth business day (i) upon satisfaction of certain equity conditions (as defined in the Note) and (ii) provided that the Company’s ordinary shares have a daily volume weighted average price of more than $1.00 for 20 of the last 20 trading days (as defined in the Note) prior to the closing and the daily dollar trading volume of the ordinary shares shall have exceeded $500,000 for 20 of the last 30 trading days prior to the closing (which conditions may be waived by the Noteholder). The Noteholder shall have no obligation to fund the third Tranche if the third Tranche conditions have not been met by the date that is three years from January 3, 2023.

Interest rate on the Note shall reset daily and accrue (a) for payments made in cash, at a rate equal to the greater of (i) the Prime Rate plus 4% per annum, or (ii) 9% and (b) for payments made in ordinary shares, at a rate equal to the greater of (i) the Prime Rate plus 6% per annum, or (ii) nine 9%. The Company may pay such interest (i) in cash or (ii) in such number ordinary shares as is determined in the Note. Interest is payable on the last trading day of each fiscal quarter. If certain equity conditions are not satisfied, then the Company shall be required to pay interest in cash, which requirement may be waived by the Noteholder in its sole discretion.

The Note shall be convertible (in whole or in part), at the option of the Noteholder, into a number of Ordinary shares as is determined by dividing (x) that portion of (A) the outstanding principal amount, (B) accrued and unpaid interest with respect to such outstanding principal amount of the Note, (C) the Make-Whole Amount if any, that it elects to convert (the “Conversion Amount”) by (y) $2.30 (the “Conversion Price”). Make-Whole Amount is defined in the Note agreement as an amount equal to the amount of additional interest that would accrue under the Note after the date of conversion through the maturity date for a converted portion of the Note at the interest rate then in effect assuming for calculation purposes that the principal of this Note as of the remained outstanding period through and including the maturity date.

In addition, in case of dilutive issuance of Ordinary shares, warrant, options or convertible securities in which the price per share for such securities upon the exercise is less than the Conversion Price then in effect, the Conversion Price is reduced to then price per share. In the event of any consolidation or merger, the Conversion Price will be adjusted based on certain parameters of the event, such as fair value or exchange ratios. The Noteholder may require the Company to prepay the Note in connection with a change of control. The Company may repay the Note at an amount equal to 110% of the principal. If the Company combines the outstanding Ordinary Shares (such as reverse stock split), the applicable Conversion Price in effect immediately prior to the combination shall be proportionately increased.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the Note agreement, the Company issued to the Noteholder a warrant to purchase up to 286,670 of its Ordinary shares at an exercise price of $150.00 (see Note 14).

During January and February 2023, the Company drew down $3,750,000 in cash, or $4,120,879 of principal including the OID, under the first, second and the third Tranches of the Note.

On April 24, 2023, the Company entered into a debt modification agreement (“First Debt Modification Agreement”) with the Noteholder which modified the Note. The First Debt Modification Agreement re-defined the funding amount net of a 9% OID as $9,000,000, including OID at $9,890,110, and amends the corresponding terms relating to the Tranches. The terms of the third Tranche were amended to an aggregate purchase price of up to $6,250,000 and an aggregate principal amount (including OID) of up to $6,868,132.

On April 24, 2023, the Company drew down $1,050,000 in cash, or $1,153,846 of principal including the OID, under the amended terms of the Note.

As of June 30, 2023, the first tranche of $1,650,000, the second tranche of $1,100,000 and portion of the third Tranche in the amount of $2,050,000 were funded in a total purchase price of $4,800,000 and principal amount of $5,274,725 including the OID.

On June 30, 2023, the Company entered into a second debt modification agreement (“Second Debt Modification Agreement”) with the Noteholder to amend the Note, which was convertible at the option of the Noteholder into Ordinary shares of the Company pursuant to the terms thereof. The Second Debt Modification Agreement amended the terms of the Note such that it is convertible into either Ordinary shares or Series A-4 Preferred shares of the Company, at the discretion of the Noteholder. In connection with the Second Debt Modification Agreement, the Company issued a second amended and restated convertible promissory note in favor of the Noteholder (the “Amended Note”).

On June 30, 2023, the Noteholder also exercised its right to convert $3,500,000 of the principal of the Amended Note into restricted Series A-4 Preferred shares using an Ordinary Shares Conversion Price of $0.159. In connection with the conversion, the Noteholder also received additional conversion shares valued at the interest conversion rate for the Make-Whole Amount. For the purposes of calculating the amount of Series A-4 Preferred shares delivered thereunder, the Noteholder was entitled to receive 66.67 Series A-4 Preferred shares for each Ordinary share it would have been entitled to receive pursuant to a conversion hereunder into Ordinary shares.

In order to incentivize the Noteholder to convert its note, the Company issued to the Noteholder a warrant to purchase 25,000 Ordinary Shares at $4.00 per share (see Note 14). The warrants, which were issued as an inducement to the holder of convertible note to covert the note, are recognized as an expense equal to the fair value of the warrant in the amount of $81,840 and included in other expenses in the accompany consolidated statements of operations and comprehensive loss.

As of result of the Note conversion, the Company reduced its principal balance on the Amended Note by $3,500,000, from $5,274,725 to $1,774,725.

In August 2023 and October 2023, the Company drew down additional amounts of $305,000 and $550,000 in cash, respectively, for a total of $939,560 of principal including the OID, under the Note.

On November 30, 2023, the Company drew down on an additional $1,000,000 in cash, or $1,098,902 of principal including the OID, from the Note and issued a warrant to purchase 366,303 Ordinary Shares at an exercise price of $150.00 per share to the Noteholder as an additional consideration for the funding (see Note 14).

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 18, 2023, the Company drew down an additional $1,020,000 in cash, or $1,120,879 of principal including the OID, from the Note and issued a warrant to purchase 25,000 Ordinary Shares at an exercise price of $4.00 per share to the Noteholder as an additional consideration for the funding (see Note 14).

On December 20, 2023, the Noteholder exercised its right to convert $3,554,065 of the Note into restricted Series A-4 Preferred shares using an Ordinary Shares Conversion Price of $4.00. In connection with the conversion, the Noteholder also received additional Conversion Shares valued at the Interest Conversion Rate for the Make-Whole Amount. For the purposes of calculating the amount of Series A-4 Preferred shares delivered thereunder, the Noteholder was entitled to receive 66.677 Series A-4 Preferred shares for each Ordinary share it would have been entitled to receive pursuant to a conversion hereunder into Ordinary shares.

As of result of the Note conversion, the Company reduced its principal balance on the Convertible Note by $3,554,065. The Company issued to the Noteholder a warrant to purchase 25,000 Ordinary shares at $4.00 per share as an inducement to convert its Convertible Note (see Note 14). The warrants, are recognized as an expense equal to the fair value of the warrant in the amount of $47,420 and included in other expenses in the accompanying statements of operations and comprehensive loss.

During December 2023, the Noteholder converted a principal amount of $1,040,000 under the Note, into 725,836 Ordinary shares at an average conversion price of $1.40.

On September 3, 2024, the Company entered into a Cancellation Agreement with Freight Opportunities, LLC to cancel the fair value of $219,840 and interest outstanding of $482,103 under the Convertible Note. This was accounted for as a gain on extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2024.

Prior to the extinguishment of the debt, the Company elected to apply the fair value option to the outstanding 2023 Convertible Note. And the change in fair value was recognized in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024 and 2023, the Company recognized a change in fair value of the convertible notes of $22,602 and $345,396, respectively, in the accompanying statements of operations and comprehensive loss.

The Company recorded interest expense pursuant to the stated interest rates on the Note in the amounts of $32,956 and $449,147 for the years ended December 31, 2024 and 2023. At December 31, 2023, the full amount is included in accrued interest within accrued expenses on the accompanying consolidated balance sheets.

NOTE 11 – INCOME TAXES

The components of the provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Current:
Federal	-	-
State	3,305	16,625
Foreign	64,181	88,323
Total Current	67,486	104,948

Deferred:
Federal	-	-
State	-	-
Total Deferred	-	-

Income tax expense	67,486	104,948

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s provision for income taxes for the years ended December 31, 2024 and 2023 is based on the annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for and years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Loss before income tax provision	(5,533,741)	(9,222,658)
Income tax provision	67,486	104,948
Effective tax rate	-1.22%	-1.14%

For the years ended December 31, 2024 and 2023, the difference between the Company’s effective tax rate and the federal statutory tax rate of 21% relates to permanent differences, state and local income taxes, a net increase in the valuation allowances, and other discrete items.

The following is a reconciliation of the income tax at the federal statutory rate to the Company’s provision (benefit) for income taxes for the years ended December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Income tax expense at federal statutory rate	$(1,130,444)	20.43%	$(1,936,758)	21.0%
State and local income taxes net of federal tax benefit	(37,147)	0.67%	(24,108)	0.2%
Return to provision adjustments	(520,517)	9.41%	(205,230)	2.2%
Change in valuation allowance	1,640,303	-29.64%	1,952,580	-21.2%
Permanent differences	(436,505)	7.89%	(227,266)	-2.64%
Earnings of foreign subsidiary	511,792	-9.25%	457,407	-4.9%
Foreign taxes	64,181	-1.16%	88,323	-0.9%
Other - net	$(24,177)	0.44%	-	-
Income tax expense (benefit)	$67,486	-1.22%	$104,948	-1.14%

At December 31, 2024 and 2023 the Company had federal net operating losses (“NOLs”) in the amount of $40,616,589 and $33,069,147 respectively, which are offset by a valuation allowance. These NOLs expire from 2035 to 2042 or have indefinite lives as follows. Under the Tax Cuts & Jobs Act of 2017 (“TCJA”) and the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”), net operating loss deductions are limited to 80% of taxable income for tax years after December 31, 2020.

12/31/2035	$35,945
12/31/2036	836,622
12/31/2037	1,922,017
Indefinite	37,822,005
Total Federal Net Operating Loss Carryforward	$40,616,589

The tax effects of temporary differences and related deferred tax assets and liabilities are as follows:

	December 31, 2024	December 31, 2023
Accrued expenses	$-	$-
Fixed and intangible assets	194,581	173,462
Allowance for doubtful accounts	38,013	53,807
Stock Options	111,125	102,019
Warrant amortization	208,015	208,103
Net operating loss - Federal	8,529,484	6,944,521
Net operating loss - States	266,028	225,032
	9,347,246	7,706,944
Less: Valuation allowance	(9,347,246)	(7,706,944)
Net deferred tax asset	$-	$-

The Company has a valuation allowance of $9,347,246 and $7,706,944 as of December 31, 2024 and 2023, respectively. The valuation allowance increased by $1,640,303. In making this determination, the Company is required to give significant weight to evidence that can be objectively verified. It is generally difficult to conclude that a valuation allowance is not needed when there is significant negative evidence, such as cumulative losses in recent years. Forecasts of future taxable income are considered to be less objective than past results.

Income tax expense is recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between amounts reported for income tax purposes and financial statement purposes, using current tax rates. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset will not be realized. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

The Company is subject to taxation in the United States and Mexico. Earnings from non-U.S. activities are subject to local country income tax. None of the Company’s federal, state, or local income tax returns are currently under examination by the United States or respective authorities. The Company’s 2019 to 2022 tax years remain subject to potential examination by the United States and various state and local jurisdictions.

NOTE 12 – LEASES

In November 2022, Fr8App entered into a lease agreement for 31 workstations in Monterrey, Mexico for a 12 month-term, and amended the lease for additional adjacent office space in August 2023. In November 2023 and again in November 2024, the Company renewed their lease agreement for additional 12-month terms, respectively. The current lease agreement will expire on October 31, 2025.

The Company entered into a lease agreement for office space in Mexico City to accommodate three to five employees on February 1, 2024. That lease was renewed on February 1, 2025. In October 2020, the Company entered into a work-suites arrangement for a workspace in an office located in The Woodlands, Texas, on a month-to-month basis, which continues in effect.

Total rent expense for the years ended December 31, 2024 and 2023, was approximately $141,315 and $101,000, respectively.

NOTE 13 – SEGMENT INFORMATION

Geographic long-lived asset information presented below is based on the physical location of the assets at the end of year. Long-lived assets including intangible assets, capitalized software, property and equipment and security deposits, by geographic region, are as follows at:

	December 31, 2024	December 31, 2023
United States	$94,761	$156,411
Mexico	505,950	647,138
Total long-lived assets	$600,711	$803,549

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers:

	Year Ended December 31,
	2024	2023
United States	$4,866,589	$9,870,950
Mexico	8,862,333	7,189,803
Total revenue	$13,728,922	$17,060,753

NOTE 14 – WARRANTS

On February 9, 2022, the Company and the SPA Investors entered into the A&R SPA (See Note 3) pursuant to which the Company agreed to, among other things, issue four series of warrants (Series A, Series B, Series C and Series D) to purchase an aggregate of 2,604 of the Company’s ordinary shares. These warrants will remain exercisable for a period of seven years after issuance. The exercise price of Series A, Series B, Series C and Series D Warrants are $8,250.00, $6,600.00, $4,125.00, and $6,187.50 per ordinary share, respectively, subject to customary adjustments for stock splits, dividends, rights offerings, pro rata distributions and fundamental transactions.

On February 9, 2022, the Company and the PIPE Investors entered into a Securities Purchase Agreement pursuant to which the Company agreed to sell and issue to the PIPE Investors an aggregate of 1,060,606 restricted Series B Preferred Shares along with Series A warrants to purchase 10,606 of the Company’s ordinary shares, in a private placement for an aggregate purchase price of $3,500,000 upon closing of the Merger (See Note 3).

The following assumptions were used when calculating the fair value of the Series A, B, C and D Warrants:

Exercise price of the warrants	$4,125.00 - 8,250.00
Contractual life of the warrants	7 years
Current value of the underlying share	$263.00
Expected volatility	88.05%
Expected dividend yield	0.00%
Risk-free interest rates	1.98%

On July 12, 2022, the Company entered into a securities amendment agreement with holders of the Company’s Series Seed, Series A1-A, Series A2, Series A4 Preferred Shares, Series B Preferred Shares and Series A, B, C and D warrants issued pursuant to the A&R SPA dated February 9, 2022 (the “Warrants”). The securities amendment agreement amended several terms of the Preferred Shares and the Warrants, including conversion terms. See Note 16 for further details.

As part of the October 27, 2022 securities purchase agreement, as described in Note 16, the Company issued 4,000 ordinary shares and 21,000 ordinary shares upon the exercise of warrant at an exercise price of $0.10 per share, for a total consideration of $1,002,100.

As part of the 2023 Convertible Note agreement described in Note 10, the Company issued to the Noteholder a warrant (the “January Warrant”) to purchase up to 286,670 of its Ordinary shares at an exercise price of $150.00. The January Warrant carries a cashless exercise feature in which if the resale by the Noteholder of the warrant shares issuable upon exercise of this warrant are not available to be issued to the Noteholder without legend or other restrictions, the Noteholder can elect to receive upon such exercise the higher of (i) 0.85 Ordinary shares per warrant share, or 243,669 Ordinary shares in such exercise and (ii) “Net Number” of Ordinary shares (as defined in the warrant agreement). The January Warrant expires on January 3, 2033.

In order to incentivize the 2023 Convertible Note Noteholder to convert its note and as part of the Second Debt Modification Agreement, on June 30, 2023, the Company issued to the Noteholder a warrant to purchase 25,000 Ordinary Shares at $4.00 per share (“June Warrant”) (see Note 10). The June Warrant is valid from June 30, 2023 through June 30, 2033 and has a cashless exercise feature.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As additional consideration for a draw down under the 2023 Convertible Note on November 30, 2023 (see Note 10), the Company issued a warrant to purchase 366,303 Ordinary Shares at an exercise price of $150.00 per share to the Noteholder (the “November Warrant”). The November Warrant carries a cashless exercise feature in which if the warrant shares issuable upon exercise of the warrant are not available to be issued to the Noteholder without legend or other restrictions, the holder can elect to receive upon such exercise the higher of (i) 1 ordinary share per warrant share, equal to 366,303 Ordinary shares in such exercise and (ii) “Net Number” of Ordinary Shares (as define in the warrant agreement). The November Warrant expires on November 30, 2033. The Warrant agreement does not provide unconditional or conditional obligation requiring the issuer to redeem the instrument, which are different from the rights provided to all Ordinary stockholders in a fundamental transaction. The Company’s only commitment in such transaction is that the successor entity is a public entity which assumes the warrant obligations.

As additional consideration for a draw down under the 2023 Convertible Note on December 18, 2023, the Company issued a warrant to purchase 25,000 Ordinary Shares at an exercise price of $4.00 per share to the Noteholder (the “First December Warrant”). The First December Warrant is valid for a period of 10 years from the issuance date and has a “cashless” exercise feature.

In order to incentivize the 2023 Convertible Note Noteholder to convert its note, on December 20, 2023 the Company issued to the Noteholder a warrant to purchase 25,000 Ordinary Shares at $4.00 per share (the “Second December Warrant”). The Second December Warrant is valid through June 30, 2033 and has a “cashless” exercise feature.

In accordance with the warrants agreements and effective for all of the warrants issued during the year ended December 31, 2023, the Company shall not effect the exercise of any portion of the warrant, and the Noteholder shall not have the right to exercise any portion of the warrant if, to the extent that after giving effect to such exercise, the Noteholder would beneficially own in excess of 4.99% or by election 9.99% of the ordinary shares outstanding immediately after giving effect to such exercise.

The warrants issued during the year ended December 31, 2023 are classified as a component of permanent stockholders’ equity within additional paid-in-capital because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such warrants do not provide any guarantee of value or return.

The fair value of the warrants upon issuance was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions:

Risk-free interest rate	3.72% - 4.28%
Remaining contractual term of warrants (years)	10
Expected volatility	60% - 65%
Annual dividend yield	0.00%
Fair value of common stock (per share)	$3.60 - $21.10
Exercise price	$4.00 - $150.00

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Company’s warrant activities:

	Number of Ordinary Shares Warrants (*)	Number of Series A, B, C, D Warrants (*)	Number of Series Seed Shares Warrants	Exercise Price Range Per Share	Weighted Average Exercise Price
Balance at December 31, 2022	2	3,175	4,165	$ 18.00 to 867.18	$233.28
Granted	29,119	-	-	4.00 to 150.00	134.96
Converted	-	(2,642)	-	165.00 to 330.00	247.88
Balance at December 31, 2023	29,121	533	4,165	$ 18.00 to 21,678.35	$51.47
(Exercised)	(1,732,081)	-	-	4.50 to 375.00	19.69
Adjustments due to triggering events	18,740,450	-	-	4.50	4.50
Balance at December 31, 2024	16,740,450	533	4,165	$ 4.50 to 21,678.35	$4.69

(*)	Only ordinary and preferred shares warrants are adjusted for the February 5, 2024 1:10 reverse stock split and the September 25, 2024 1:25 reverse stock split.

Series A, B, C, and D Warrants conversion price are 0.779, 0.816, 0.888, 0.826, respectively.

The Ordinary shares warrants carry a cashless exercise feature in which if the resale by the holder of the warrant shares issuable upon exercise of the warrants is not available to be issued to the warrant holder without legend or other restrictions, the warrant holder can elect to receive upon such exercise the higher of (i) 0.85 Ordinary shares per warrant share in such exercise and (ii) the “Net Number” of Ordinary shares (as defined in the warrant agreement). The exercise price and number of Ordinary warrant shares issuable upon exercise are subject to adjustment from time to time, for share dividends and splits, upon issuance of Ordinary shares, options, convertible securities and changes in option price or rate of conversion.

During the year ended December 31, 2024, 1,732,081 Ordinary Share warrants were exercised for 1,472,269 Ordinary Shares based on a conversion ratio of 0.85. During the year ending December 31, 2023, 620 Series A Warrants were converted to 483 ordinary shares based on a conversion price of 0.779, 158 Series B Warrants were converted to 129 ordinary shares based on a conversion price of 0.816, 640 Series C Warrants were converted to 568 ordinary shares based on a conversion price of 0.888 and 1,224 Series D Warrants were converted to 1,011 ordinary shares based on a conversion price of 0.826. The ordinary shares and warrants in these conversions have been adjusted for the February 5, 2024 1:10 reverse stock split and the September 25, 2024 1:25 reverse stock split.

NOTE 15 - DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan covering eligible employees with at least two months of service. The Company fully matches employee contributions up to 3% of total compensation, plus 50% of contributions that exceed that amount up to 5% of total compensation. Total expenses for the years ended December 31, 2024 and 2023, was $10,589 and $31,187, respectively.

NOTE 16 – STOCKHOLDERS’ EQUITY

On the date of the Merger, the Company adopted Hudson’s Memorandum and Articles of Association (“MAA”). On March 23, 2023, the MAA was amended by the Company, and further amended on June 30, 2023, February 2, 2024, June 12, 2024, January 24, 2025 and on January 31, 2025.

The Company is authorized under the MAA as amended, to issue an unlimited number of shares divided as follows:

	Number of Shares	Par Value Per Share
Ordinary Shares	Unlimited	$No par value
Series Seed Preferred Shares	25,000	$0.0001
Series A1A Preferred Shares	10,000,000	$0.0001
Series A2 Preferred Shares	3,000,000	$0.0001
Series A4 Preferred Shares	Unlimited	$0.0001
Series B Preferred Shares	21,000,000	$0.0001
Blank Check Preferred Shares	Unlimited	No par value

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holders of Ordinary Shares are entitled to one vote for each share of Ordinary Share held at all meetings of stockholders. The holders of Preferred Shares shall not be entitled to vote on any resolution of shareholders, except in relation to a variation of the rights of the Preferred Shares.

The MAA contained certain restrictions on the Company’s ability to pay dividends on its Ordinary Shares without also simultaneously paying dividends on the Preferred Shares. The holders Preferred Shares shall be entitled to receive dividends equal (on an as-if-converted-to-Ordinary Shares basis) to and in the same form as dividends actually paid on Ordinary Shares when, as and if such dividends are paid on Ordinary Shares.

The Preferred Shares are convertible, at the option of the holder thereof, at any time into such number of fully paid and non-assessable Ordinary Shares at the applicable Conversion Price as detailed in the MAA and subject to certain adjustments such as reorganization, recapitalization, reclassification, consolidation, distributions payable in Ordinary Shares, subdivision or combination of Ordinary Shares.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to its stockholders or, in the case of a Deemed Liquidation Event (as defined in the MAA) the consideration or proceeds available for distribution, as the case may be, were to be distributed to the holders of Preferred Shares and the holders of Ordinary Shares, pro rata based on the number of shares held by each shareholder, treating for this purpose all such securities as if they had been converted to Ordinary Shares pursuant to the terms of the MAA immediately prior to such liquidation, dissolution or winding up of the Company.

As long as any of the Preferred Shares are outstanding, the Company shall not do certain actions, including changing certain rights of Preferred Shares without the written consent or affirmative approval of the holders of a majority of the then outstanding of each class of Preferred Shares.

Issuances of Shares During the Year Ended December 31, 2023

The Company issued a total 49,778 ordinary shares from conversion of 2,714,409 Series A1A, 560,926 Series A2, 6,245,771 Series B and 59,804,176 Series A4 preferred shares at a conversion ratio of 0.00060, 0.00089, 0.00189 and 0.00060, respectively. The Company also issued a total 2,191 ordinary shares upon conversion of 620 Series A, 158 Series B, 640 Series C and 1,224 Series D warrants at a conversion ratio of 0.779, 0.816, 0.888 and 0.826, respectively. The ordinary shares, preferred-to-ordinary conversion ratios, and warrants have been adjusted for the February 5, 2024 1:10 reverse stock split and the September 25, 2024 1:25 reverse stock split.

Issuances of Shares During the Year Ended December 31, 2024

The Company issued a total 96,550 ordinary shares from conversion of 160,916,850 Series A4 preferred shares at a conversion ratio of 0.00060.

Offering of Shares

During the year ended December 31, 2024, the Company entered into an At The Market (“ATM”) Offering Agreement to offer and sell shares of our Common Stock having an aggregate offering price of up to $2,300. Under this offering we issued and sold 528,576 shares, for gross proceeds of $3,210,075 and net proceeds of $3,079,016 after deducting commissions and offering expenses of $131,059.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring of Par Value

On June 12, 2024, in connection with the offering of the Shares, the Company effected a restructuring of par value of ordinary shares (the “Restructuring of Par Value”) and filed an Amended and Restated Memorandum and Articles of Association with the Registrar of Corporate Affairs in the British Virgin Islands, to decrease the par value of the Company’s ordinary shares outstanding from $1.10 per share to no par value each. The Restructuring of Par Value affected all the shareholders of ordinary shares uniformly. The Restructuring of Par Value did not affect the number of the Company’s authorized shares.

The different classes of preferred stock issued are set forth below:

	December 31, 2024	December 31, 2023
Series Seed Preferred Shares	7,020	7,020
Series A1A Preferred Shares	1,169,845	1,169,847
Series A2 Preferred Shares	634,978	634,978
Series A4 Preferred Shares	10,615	160,927,463
Series B Preferred Shares	1,262,074	1,262,074
Total	3,084,532	164,001,382

March 24, 2023 Reverse Stock Split

The Company effected a one for ten reverse stock split on March 24, 2023. All classes of preferred shares were not subject to this reverse stock split prior to conversion to ordinary shares. The ordinary shares to which the preferred shares are convertible to, are adjusted accordingly upon conversion of the preferred shares.

February 5, 2024 Reverse Stock Split

The Company effected a one for ten reverse stock split on February 5, 2024. All classes of preferred shares were not subject to this reverse stock split prior to conversion to ordinary shares. The ordinary shares to which the preferred shares are convertible to, are adjusted accordingly upon conversion of the preferred shares.

September 25, 2024 Reverse Stock Split

The Company effected a one for twenty-five reverse stock split on September 25, 2024. All ordinary shares and per ordinary share information in these condensed consolidated financial statements has been retroactively adjusted to reflect this reverse stock split. All classes of preferred shares were not subject to this reverse stock split prior to conversion to ordinary shares. The ordinary shares to which the preferred shares are convertible to, are adjusted accordingly upon conversion of the preferred shares.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Legal

The Company is subject, from time to time, to claims by third parties under various legal disputes. Defending such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of March 31, 2025, the Company did not have any pending legal actions.

NOTE 18 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 11, 2025 the date that the consolidated financial statements were available for issuance.

Change of our Certifying Accountant

On January 7, 2025, we announced that our Audit Committee had approved the change our PCAOB-registered, public auditing firm, for the purpose of conducting annual audits and quarterly reviews of our financial statements and accompanying notes, from Marcum LLP to TAAD LLP.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From the time of appointment on August 22, 2024 through January 7, 2025, there were no “disagreements” (as defined in Item 16F(a)(1)(iv) of Form 20-F) with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to Marcum’s satisfaction would have caused Marcum to make reference to the disagreements in connection with Marcum’s report.

During the Company’s two most recent fiscal years ended December 31, 2024 and 2023, and for the subsequent interim period through January 7, 2025, there was no “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K and the instructions related thereto.

Notice of Failure to Satisfy Continued Listing Rule

On January 13, 2025, we received a notice the Nasdaq (the “Notice”) informing us that that the Company no longer complies with Nasdaq listing rules (the “Rules”) requiring companies listed on the Nasdaq Capital Market to maintain a minimum of $2,500,000 in stockholders’ equity. The Company was given 45 calendar days from the date of the Notice to submit a plan (the “Plan”) to regain compliance, and on February 27, 2025, the Company submitted a Plan it believes will remediate the shareholders’ equity deficit and allow the Company to remain compliant. If the Plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Notice to evidence compliance. However, there can be no assurance that Nasdaq will accept the Plan or that the Company will be able to regain compliance with the Rules.

Entry into Material Definitive Agreement

On February 3, 2025, the Company completed a private placement with certain investors, wherein a total of 1,540,832 Series A4 preferred shares of the Company, par value $0.0001 per share (the “Preferred Shares”), with each investor receiving 770,416 Preferred Shares, for a total purchase price of approximately $3,000,000 (the “Offering”). The Offering raised net cash proceeds of approximately $2.9 million (after deducting the transfer agent and legal fees and expenses of the Offering). The Company intends to use the net cash proceeds from the Offering for working capital and corporate purposes. Pursuant to the Amended and Restated Memorandum and Articles of Association filed with the Registrar of Corporate Affairs of the British Virgins Islands on January 31, 2025 (the “Amended and Restated M&A”), each Preferred Share is immediately convertible on the date of issuance, by dividing the respective Series A Reference Price (as defined in the Amended and Restated M&A) of such Preferred Share by the applicable conversion price (the “Preferred Shares Conversion Price”) at the option of the shareholder thereof, at any time and from time to time, and without the payment of additional consideration by the shareholder thereof, into such number of fully paid and non-assessable ordinary shares, with no par value per share, of the Company (the “Ordinary Shares”). Pursuant to the Amended and Restated M&A, the Preferred Shares Conversion Price shall be the greater of (i) the lowest daily VWAP (as defined in the Amended and Restated M&A) of the Ordinary Shares in the seven (7) consecutive Trading Day (as defined in the Amended and Restated M&A) period immediately preceding the date of the conversion of the applicable Preferred Share and (ii) the Series A4 Conversion Price Floor (as defined in the Amended and Restated M&A).

In connection with the Offering, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the investors containing customary representations and warranties. Pursuant to the Purchase Agreement the Company will be required to file a resale registration statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to register for resale the Ordinary Shares issuable upon conversion of the Preferred Shares, no later than March 30, 2025, and shall use its commercially reasonable efforts to cause such Registration Statement to become effective at the as soon as possible thereafter, but in any event no later than 90 days of the Closing Date (as defined under the Purchase Agreement). The Company will be obliged to pay certain liquidated damages to the investors if the Company fails to file the Registration Statement when required, fails to file or cause the Registration Statement to be declared effective by the SEC when required, or fails to maintain the effectiveness of the Registration Statement pursuant to the Securities Purchase Agreement. The maximum amount of such liquidated damages payable shall not exceed 20% of the aggregate reference price of the Preferred Shares sold hereunder.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructure

On February 7, 2025, the Company announced that it had completed a headcount restructuring process aimed at streamlining operations and reducing costs after conducting a comprehensive, organization-wide analysis to determine the appropriate team size and structure. This included a 20% reduction in workforce across the Company to create operational efficiencies and align resources to support our technology-driven objectives. A critical objective of the restructuring process is to optimize Company resources to best support the commercialization of its Transportation Management System (“TMS”) software solution, Fleet Rocket, which was launched in February 2025 as a SaaS offering. Targeted sales and marketing initiatives, customer and carrier relationship strengthening, ongoing product development efforts, and internal training and process improvements all for Fleet Rocket are all part of the restructuring.

Change in the Members of our Board of Directors

Effective February 14, 2025, Paul Freudenthaler and William Samuels submitted their resignations as directors to the Board of Directors of the Company. Their resignations were not the result of any dispute or disagreement with the Company or the Board. Mr. Freudenthaler will continue as the Company Secretary.

On February 14, 2025, the Board approved the appointment of Leilei Nie and Andres Gonzalez as the directors of the Company.

On February 19, 2025, pursuant to the approval of the Board, the Company entered into the Company’s standard form of the Independent Director Agreement with Ms. Nie and Mr. Gonzalez, respectively. Their initial terms as directors will be subject to an annual approval of the Board until the director’s removal or resignation. Under the Independent Director Agreement, the Company will pay Ms. Nie and Mr. Gonzalez an annual cash fee of $24,000. The Company will pay or reimburse Ms. Nie and Mr. Gonzalez for pre-approved reasonable business-related expenses incurred in good faith in the performance of the director’s duties for the Company. Either party of the Independent Director Agreement may each terminate the agreement at any time upon ten (10) days written notice, and the Company shall be obligated to pay any compensation and expenses due up to the termination date.

On February 19, 2025, in connection with Ms. Nie and Mr. Gonzalez appointments as directors, each of Ms. Nie and Mr. Gonzalez entered into the Company’s standard form of Indemnification Agreement, providing, among other things, for (i) indemnification of the directors to the fullest extent permitted by the law of the State of New York, and as provided by, or granted pursuant to, any charter provision, its Amended and Restated Memorandum Articles of Association against any and all expenses, judgments, fines, penalties and amounts paid in settlement of any claim; and (ii) the advancement or payment of all expenses to the indemnitee and for reimbursement to the Company if it is found that such indemnitee is not entitled to such indemnification under the law of the State of New York, and as provided by, or granted pursuant to, any charter provision, its Amended and Restated Memorandum Articles of Association.

The Independent Director Agreement and the Indemnification Agreement are filed as Exhibit 10.1 and Exhibit 10.2 to the related Current Report on Form 8-K, filed with the SEC on February 21, 2025. Included in the filing are brief accounts of the education and business experience during at least the past five years of both Ms. Nie and Mr. Gonzalez.

Entry into Material Definitive Agreement

On March 31, 2025, the Company entered into a Securities Purchase Agreement, dated as of March 31 2025 (the “Securities Purchase Agreement”) with Fetch Compute, Inc. (the “Purchaser”), wherein the Company sold and the Purchaser purchased 2,311,248 Series A4 preferred shares of the Company, par value $0.0001 per share (the “Purchased Securities”), for a total purchase price of approximately $5,200,000 payable in 11,300,000 FET Tokens (the “Consideration Tokens”) (the “Offering”). “FET Token” is the utility token and the key medium of exchange on the Fetch.ai network.

The Company filed an 8-K with the SEC disclosing the offering on April 1, 2025, which includes the entirety of the Securities Purchase Agreement, and on the same day issued a press release announcing the closing of the offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2025	FREIGHT TECHNOLOGIES, INC.

/s/ Javier Selgas
	Name:	Javier Selgas
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Donald Quinby
	Name:	Donald Quinby
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Javier Selgas	Chief Executive Officer	April 14, 2025
Javier Selgas	(Principal Executive Officer)

/s/ Donald Quinby	Chief Financial Officer	April 14, 2025
Donald Quinby	(Principal Financial Officer and Principal Accounting Officer)

/s/ Luisa Irene Lopez Reyes	Chief Operating Officer	April 14, 2025
Luisa Irene Lopez Reyes

/s/ Paul Freudenthaler	Secretary, Director	April 14, 2025
Paul Freudenthaler

/s/ Nicholas H. Adler	Director	April 14, 2025
Nicholas H. Adler

/s/ Leilei Nei	Director	April 14, 2025
Leilei Nei

/s/ Andres Gonzalez	Director	April 14, 2025
Andres Gonzalez

/s/ Marc Urbach	Director	April 14, 2025
Marc Urbach

71