Form 10-Q
period 2025-03-31
Freight Technologies, Inc.
filed 2025-05-16
CIK 1687542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

As of May 15, 2025, there were a total of 9,145,074 registrant’s Ordinary Shares with no par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FREIGHT TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2025

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FREIGHT TECHNOLOGIES, INC.

UNAUDITED FINANCIAL STATEMENTS

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (unaudited)	December 31, 2024 (audited)
ASSETS:
Current assets:
Cash and cash equivalents	$416,476	$204,032
Accounts receivable, net	3,843,152	3,533,330
Unbilled receivables	2,038,500	520,037
Prepaid expenses and other current assets	1,312,075	792,147
Total current assets	7,610,203	5,049,546

Capitalized software, net	556,641	574,109
Property and equipment, net	10,818	13,238
Other long-term assets	29,228	39,988
Security deposits	7,818	7,818
Cryptocurrencies	5,200,000	-
Other intangible assets, net	5,342	5,546
Total assets	$13,420,050	$5,690,245

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$1,717,688	$1,442,517
Accrued expenses	1,286,134	1,280,563
Short-term borrowings	3,812,841	3,343,710
Income tax payable	281,296	278,215
Insurance financing payable	162,993	-
Total current liabilities	7,260,952	6,345,005
Total liabilities	7,260,952	6,345,005

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock, $0.0001 par value, unlimited shares authorized; 5,667,418 and 1,815,438 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	567	182
Series B preferred stock, $0.0001 par value, 21,000,000 shares authorized;1,262,074 issued and outstanding at March 31, 2025 and December 31, 2024	126	126
Series seed preferred stock, $0.0001 par value, 25,000 shares authorized; 7,020 issued and outstanding at March 31, 205 and December 31, 2024	-	-

Ordinary shares, no par value, (**) unlimited shares authorized; 2,265,074 and 2,185,074 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	53,905,074	45,510,375
Accumulated deficit	(46,518,825)	(44,916,779)
Accumulated other comprehensive loss	(1,227,844)	(1,248,664)
Total stockholders’ equity (deficit)	6,159,098	(654,760)
Total liabilities and stockholders’ equity (deficit)	$13,420,050	$5,690,245

(*)	List of authorized shares for Series A preferred
a.	Series A1A preferred shares: 10,000,000 authorized shares
b.	Series A2 preferred shares: 3,000,000 authorized shares
c.	Series A4 preferred shares: unlimited authorized shares
(**)	Ordinary Share par value was change to no par value in June 2024.

The accompanying notes are an integral part of these consolidated financial statements.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31
	2025	2024
Revenue	$4,100,640	$4,287,760
Cost and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,593,300	4,056,627
Compensation and employee benefits	1,254,789	1,454,341
General and administrative	596,753	731,537
Sales and marketing	16,045	18,794
Depreciation and amortization	103,854	110,207
Total cost and expenses	5,564,741	6,371,506

Operating loss	(1,464,101)	(2,083,746)

Other income and expenses
Interest expense, net	(134,864)	(172,704)
Income (loss) before provision for income taxes	(1,598,965)	(2,256,450)

Income tax expense	3,081	-

Net loss	$(1,602,046)	$(2,256,450)

Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.73)	$(10.76)
Basic and diluted weighted average shares outstanding	2,182,281	209,737

Net loss	$(1,602,046)	$(2,256,450)
Other comprehensive gain (loss) net of tax
Foreign currency translation gain (loss)	20,820	161,140
Comprehensive loss	$(1,581,226)	$(2,095,310)

The accompanying notes are an integral part of these consolidated financial statements.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Preferred Stock		Series		Ordinary Shares (*)		Additional		Accumulated	Total Stockholders’
	Series A Shares	Amount	Series B Shares	Amount	Seed Shares	Amount	Ordinary Shares	Amount	Paid-In Capital	Accumulated Deficit	Other Income (loss)	Equity (Deficit)
Balance, December 31, 2023	162,732,288	$16,274	1,262,074	$126	7,020	-	87,677	-	$41,434,244	$(39,315,551)	$491,888	$2,626,981
Issuance of ordinary shares from conversion of preferred stock, net of costs	(8,166,532)	(817)	-	-	-	-	4,900	-	(19,433)	-	-	(20,250)
Issuance of ordinary shares for exercise of warrants	-	-	-	-	-	-	57,195	-	-	-	-	-
Share-based compensation	-	-	-	-	-	-	1	-	263,188	-	-	263,188
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	161,140	161,140
Net loss	-	-	-	-	-	-	-	-	-	(2,256,450)	-	(2,256,450)
Balance, March 31, 2024	154,565,756	$15,457	1,262,074	$126	7,020	$-	149,773	$-	$41,677,999	$(41,572,001)	$653,028	$774,609

Balance, December 31, 2024	1,815,438	$182	1,262,074	$126	7,020	$-	2,185,074	$-	$45,510,375	$(44,916,779)	$(1,248,664)	$(654,760)

Issuance of ordinary shares from conversion of preferred stock	-	-	-	-	-	-	-	-	(30,000)	-	-	(30,000)
Issuance of ordinary shares for exercise of warrants	-	-	-	-	-	-	80,000	-	-	-	-	-
Issuance of preferred stock for cash	1,540,832	154	-	-	-	-	-	-	2,999,846	-	-	3,000,000
Issuance of preferred stock for cryptocurrency	2,311,148	231	-	-	-	-	-	-	5,199,769	-	-	5,200,000
Share-based compensation	-	-	-	-	-	-	-	-	225,084	-	-	225,084
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	20,820	20,820
Net loss	-	-	-	-	-	-	-	-	-	(1,602,046)	-	(1,602,046)
Balance, March 31, 2025	5,667,418	$567	1,262,074	$126	7,020	$-	2,265,074	$-	$53,905,074	$(46,518,825)	$(1,227,844)	$6,159,098

(*)	Reflects reverse split of 10:1 as approved by the Board of Directors of Freight Technologies, Inc. on January 26, 2024, effective as of February 5, 2024 and the reverse split of 1:25 as approved by the Board of Directors of Freight Technologies, Inc. on September 12, 2024, effective as of September 25, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,602,046)	$(2,256,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,854	110,207
Share-based compensation	225,083	263,188
Non-cash interest	-	464,726
Changes in operating assets and liabilities:
Accounts receivable	(249,771)	(887,971)
Unbilled receivables	(1,504,593)	159,797
Prepaid expense and other assets	(315,145)	2,534
Accounts payable	258,232	(187,550)
Accrued expenses	(15,124)	(930,936)
Income tax payable	3,081
Net cash used in operating activities	(3,096,429)	(3,262,455)

Cash flows from investing activities:
Capitalization of software development costs	(73,499)	(86,399)
Purchase of property and equipment	-	(1,881)
Net cash used in investing activities	(73,499)	(88,280)

Cash flows from financing activities:
Proceeds from notes payable, net of discounts	-	750,000
Repayment of insurance financing payable	(17,418)	(31,429)
Repayment of short-term borrowings	(2,979,508)	(3,960,397)
Proceeds from short-term borrowings	3,448,639	5,411,274
Proceeds from the issuance of Series A4 Shares	2,970,000	-
Transaction cost relating to issuance of stock	-	(20,250)
Net cash provided by financing activities	3,421,713	2,149,198

Net increase (decrease) in cash and cash equivalents	251,785	(1,201,537)

Effect of exchange rate changes on cash and cash equivalents	(39,341)	24,414

Cash and cash equivalents at beginning of the period	204,032	1,560,105
Cash, cash equivalents and restricted cash at end of the period	$416,476	$382,982

Supplemental disclosure of cash flow information
Cash paid for interest	$134,864	$173,465

Supplemental disclosure of non-cash activity
Financing of insurance premiums	$180,411	$222,891
Issuance of 2,311,248 Series A4 preferred stock	$5,200,000	$-

Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$416,476	$382,982
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$416,476	$382,982

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS

Freight App, Inc. (“Fr8App”) (formerly known as “Freighthub, Inc.”), a Delaware corporation, was incorporated on October 26, 2015. On January 18, 2019, Freight App Mexico S.A De C.V. (“Fr8App Mexico”) (formerly known as “Freight Hub Mexico S.A. De C.V.”), a wholly owned subsidiary of Fr8App, was formed. On July 29, 2021, both companies filed their name change to Fr8App and Fr8App Mexico. On February 14, 2022, the Company merged with Hudson Capital Inc. (the “Merger”), and Fr8App Inc. was the surviving entity and then became listed on the Nasdaq stock exchange. Fr8App continued its operations under the name Freight Technologies Inc. (“Fr8Tech”).

Fr8Tech is a technology company offering a diverse portfolio of proprietary platform solutions powered by AI and machine learning to optimize and automate the supply chain process. Focused on addressing the distinct challenges within the supply chain ecosystem, the Company’s portfolio of solutions includes the Fr8App platform for seamless OTR B2B cross-border shipping across the USMCA region; Fr8Now, a specialized service for less-than-truckload (LTL) shipping; Fr8Fleet, a dedicated capacity service for enterprise clients in Mexico; Waavely, a digital platform for efficient ocean freight booking and management of container shipments between North America and ports worldwide; and, Fleet Rocket a nimble, scalable and cost-effective Transportation Management System (TMS) for brokers, shippers, and other logistics operators. Each product is interconnected within a unified platform to connect carriers and shippers and significantly improve matching and operation efficiency via innovative technologies such as live pricing, real-time tracking, digitization of critical documentation, brokerage support, transportation management, fleet management, and committed capacity solutions.

NOTE 2 – LIQUIDITY AND GOING CONCERN

Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, loans, and issuance of shares. As shown in the accompanying consolidated financial statements as of and for the three months ended March 31, 2025, the Company has an accumulated deficit of $46,518,825, a shareholders’ equity of $6,159,098, net working capital of $349,251, short-term debt of $3,812,841 and $416,476 of unrestricted cash on hand. For the three months ended March 31, 2025 and 2024, the Company has reported operating losses and negative cash flows from operations. The Company has historically met its cash needs through a combination of term loans, promissory notes, convertible notes, private placement offerings and sales of equity. The Company’s cash requirements are generally for operating activities.

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

Concentrations of Credit Risk

The Company maintains cash accounts with various financial institutions. At times, balances in these accounts may exceed federally insured limits. Accounts at each institution within the United States (“US”) are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Additionally, a portion of the Company’s cash is deposited in non-US accounts. The funds are held with financial institutions that offer deposit insurance and bear specific country and regional risks. The amounts over the insured limits as of March 31, 2025 and December 31, 2024 was $3,594 and $3,589, respectively. No losses have been incurred to date on any deposit balances.

The financial assets that potentially subject the Company to concentration of credit risk is accounts receivable and unbilled receivables. At March 31, 2025, one customer accounted for 69% of the Company’s accounts receivable. As of December 31, 2024, one customer accounted for 88% of the Company’s accounts receivable, respectively.

For the three months ended March 31, 2025, one customer accounted for 50% of the Company’s revenues. For the three months ended March 31, 2024, one customer accounted for 46% of the Company’s revenues.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include trade accounts receivable, unbilled receivables, intangible assets, accounts payable, accrued expenses, and debt at variable interest rates, approximate their fair values at March 31, 2025 and December 31, 2024, respectively, principally due to the short-term nature, maturities, or nature of interest rates of the above listed items.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the net invoiced amount, net of allowances for credit losses, and do not bear interest. Unbilled receivables, which are reflected separately on the accompanying consolidated balance sheets, include unbilled amounts for services rendered in the respective period but not yet billed to the customer until a future date, which typically occurs within one month. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. In accordance with ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, the Company also considers reasonable and supportable forecasts of future economic conditions and their expected impact on customer collections in determining the allowance for credit losses. The Company determines expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, and our expectations of changes in macro-economic conditions, that may impact the collectability of outstanding receivables. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2025 and December 31, 2024, the allowance for credit losses was $90,000 and $201,395, respectively.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. If the asset or asset group is considered to be impaired, an impairment loss would be recorded to adjust the carrying amounts to the estimated fair value. Management has determined that no impairment of long-lived assets exists, and accordingly, no adjustments to the carrying amounts of the Company’s long-lived assets have been made for the three months ended March 31, 2025 and 2024.

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

Advertising

Advertising costs are expensed as incurred and totaled $0 and $556 for the three months ended March 31, 2025 and 2024, respectively.

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

The Company follows ASC 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at March 31, 2025 and December 31, 2024.

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

A summary of the Company’s revenue by major service lines is as follows:

	Three Months Ended March 31,
	2025	2024
Freight Transportation Brokerage	$2,588,848	$2,509,363
Dedicated Capacity	1,511,792	1,778,397
Total Revenue	$4,100,640	$4,287,760

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted average number of outstanding ordinary shares for the period, considering the effect of the securities series A and B preferred stock and series seed preferred stock. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of ordinary shares and dilutive ordinary shares equivalents outstanding. During the periods when they are anti-dilutive, ordinary share equivalents including those from warrants and convertible notes, if any, are not considered in the computation. At March 31, 2025 and December 31, 2024, there were 16,147,200 and 16,066,824 ordinary share equivalents, respectively, which were anti-dilutive.

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

On December 13, 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. For all entities, the ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. The Company adopted ASU 2023-08 for the period ending March 31, 2025.

Accounting Standards Issued But Not Adopted as of March 31, 2025

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

All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our consolidated financial statements.

NOTE 4 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

	March 31, 2025	December 31, 2024
Capitalized software	$3,822,728	$3,729,011
Accumulated amortization	(3,266,087)	(3,154,902)
Capitalized software, net	$556,641	$574,109

Amortization expense for the three months ended March 31, 2025 and 2024 was $101,093 and $106,094 respectively.

Estimated amortization for capitalized software for future periods is as follows:

2025 (excluding the three months ended March 31, 2025)	$297,211
2026	176,086
2027	79,610
2028	3,734
$556,641

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2025	December 31, 2024
Equipment	$99,281	$98,598
Furniture and fixtures	9,517	9,517
Total cost	108,798	108,115
Accumulated depreciation	(97,980)	(94,877)
Property and equipment, net	$10,818	$13,238

Depreciation expense for the three months ended March 31, 2025 and 2024 was $1,557 and $3,909 respectively.

NOTE 6 – CRYPTOCURRENCIES

As of March 31, 2025, the Company held approximately 11,300,000 FET Tokens, with a fair value of $5,200,000, classified as crypto assets. On March 31, 2025, the Company entered into a Securities Purchase Agreement with Fetch Compute, Inc. wherein the Company sold and the Purchaser purchased 2,311,248 Series A4 preferred shares of the Company, par value $0.0001 per share for a total purchase price of approximately $5,200,000 payable in 11,300,000 FET Tokens.

FET tokens are the utility token and the key medium of exchange on the Fetch.ai network. These tokens meet the definition of a crypto asset under ASC 350-60 and are accounted for as intangible assets measured at fair value, with changes in fair value recognized in net income each reporting period. As the purchase occurred on March 31, 2025, at the end of the reporting period, there was no change in fair value during the period. As a result, no gain or loss was recognized in the consolidated statements of operations for the three months ended March 31, 2025. The FET tokens are classified as Level 1 fair value measurements under ASC 820, as fair value is determined based on quoted prices on active markets.

FET tokens are subject to significant risks, including market volatility, liquidity constraints, and regulatory uncertainty. The Company does not currently hedge its exposure to crypto asset price fluctuations and may be subject to gains or losses in future reporting periods

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consist of the following at:

	March 31, 2025	December 31, 2024
Accrued freight costs	$973,599	$890,408
Accrued payroll	287,452	362,628
Accrued interest on convertible note		-
Accrued professional services	21,556	24,000
Other accrued liabilities	3,527	3,527
Total accrued expenses	$1,286,134	$1,280,563

NOTE 8 – SHARE-BASED COMPENSATION

The Company has an Equity Incentive Plan (the “Plan”) under which the Company may grant restricted stock awards and stock options for up to 150,000 ordinary shares. Both incentive stock options and non-qualified stock options expire ten years from the date of the grant or 90 days after the termination of employment of the grantee. For further information on the Company’s stock-based compensation plans, refer to Note 7 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 9 – SHORT-TERM BORROWINGS AND NOTES PAYABLE

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

The borrowing base of the revolving line of credit is limited to stated percentages for different categories of eligible accounts receivable. Under the revolving line of credit, if the aggregate principal amount of the outstanding advances exceeds the applicable borrowing base, the Company must repay the lender an amount equal to the difference between the outstanding principal balance of the revolving line of credit and the borrowing base. The note requires monthly payments of interest. Interest accrues on the outstanding principal at a rate equal to Prime Rate as set out in the Wall Street Journal from time to time with a floor of 5.25% per annum. The interest rate as of March 31, 2024 was 7.50%.

The outstanding principal amount on short-term borrowings is $3,812,841 and $3,343,710 as of March 31, 2025 and December 31, 2024, respectively. The Company incurred interest expense related to the short-term borrowings in the amount of $133,459 and $155,929 for the three months ended March 31, 2025 and 2024, respectively.

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

NOTE 10 – CONVERTIBLE DEBT

On January 3, 2023, the Company and Freight Opportunities LLC (the “Noteholder”) entered into a Securities Purchase Agreement pursuant to which the Company issued to the Noteholder a convertible promissory note in the principal amount of up to $6,593,407 (the “2023 Convertible Note” or the “Note”). The Note carried an original issue discount of nine percent (9%), or in the aggregate, up to $593,407 (the “OID”). The Note has a maturity date of January 3, 2029.

On September 3, 2024, the Company entered into a Cancellation Agreement with Freight Opportunities, LLC to cancel the fair value of $219,840 and interest outstanding of $482,103 under the Convertible Note. This was accounted for as a gain on extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2024.

The Company recorded interest expense pursuant to the stated interest rates on the Note in the amounts of $12,290 and $0 for the three months ended March 31, 2024 and March 31, 2025, respectively.

NOTE 11 – INCOME TAXES

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. Income tax expense of $3,081 was recognized for the three months ended March 31, 2025. No income tax expense was recognized for the three months ended March 31, 2024. The Company has a full valuation allowance against its deferred income tax assets as of March 31, 2025, and December 31, 2024, respectively.

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

Total rent expense for the three months ended March 31, 2025 and 2024, was approximately $34,459 and $37,737, respectively.

NOTE 13 – SEGMENT INFORMATION

Geographic long-lived asset information presented below is based on the physical location of the assets at the end of year. Long-lived assets including intangible assets, capitalized software, property and equipment and security deposits, by geographic region, are as follows at:

	March 31, 2025	December 31, 2024
United States	$5,286,751	$94,761
Mexico	493,868	505,950
Total long-lived assets	$5,780,619	$600,711

The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers:

	Three Months Ended March 31,
	2025	2024
United States	$1,503,071	$1,741,482
Mexico	2,597,569	2,546,278
Total revenue	$4,100,640	$4,287,760

NOTE 14 – WARRANTS

The table below summarizes the Company’s warrant activities for the first three months of 2025:

	Number of Ordinary	Number of Series	Number of Series Seed	Exercise	Weighted Average
	Shares	A, B, C, D	Shares	Price Range	Exercise
	Warrants (*)	Warrants (*)	Warrants	Per Share	Price
Balance at December 31, 2024	16,740,450	533	4,165	$4.50 to 21,678.35	$4.69
Granted	-	-	-
Forfeited	-	-	-
Converted	-	-	-
Exercised	94,118	-	-
Adjustments due to triggering events	-	-	-
Balance at March 31, 2025 (Unaudited)	16,646,332	533	4,165	$4.50 to 21,678.35	$4.69

(*)	Only ordinary shares were adjusted in the February 5, 2024 one to ten reverse stock split. Ordinary and preferred share warrant amounts and exercise prices have been adjusted to reflect the September 25, 2024 one to twenty-five reverse stock split.

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

During the three months ended March 31, 2025, 94,118 Ordinary Share warrants were exercised for 80,000 Ordinary Shares based on a conversion ratio of 0.85.

Series A, B, C, and D Warrants conversion price are 0.779, 0.816, 0.888, and 0.826, respectively.

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

NOTE 15 - DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan covering eligible employees with at least two months of service. The Company fully matches employee contributions up to 3% of total compensation, plus 50% of contributions that exceed that amount up to 5% of total compensation. Total expenses for three months ended March 31, 2025 and 2024, was $4,617 and $1,802, respectively.

NOTE 16 – STOCKHOLDERS’ EQUITY

On the date of the Merger, the Company adopted Hudson’s Memorandum and Articles of Association (“MAA”). On March 23, 2023, the MAA was amended by the Company, and further amended on June 30, 2023, February 2, 2024, June 12, 2024, January 24, 2025 and on January 31, 2025.

The Company is authorized under the MAA as amended, to issue an unlimited number of shares divided as follows:

	Number of Shares	Par Value Per Share
Ordinary Shares	Unlimited	No par value
Series Seed Preferred Shares	25,000	$0.0001
Series A1A Preferred Shares	10,000,000	$0.0001
Series A2 Preferred Shares	3,000,000	$0.0001
Series A4 Preferred Shares	Unlimited	$0.0001
Series B Preferred Shares	21,000,000	$0.0001
Blank Check Preferred Shares	Unlimited	No par value

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

The different classes of preferred stock issued are set forth below:

	March 31, 2025	December 31, 2024
Series Seed Preferred Shares	7,020	7,020
Series A1A Preferred Shares	1,169,846	1,169,845
Series A2 Preferred Shares	634,978	634,978
Series A4 Preferred Shares	3,862,595	10,615
Series B Preferred Shares	1,262,074	1,262,074
Total	6,936,513	3,084,532

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

Entry into Material Definitive Agreement

On March 31, 2025, the Company entered into a Securities Purchase Agreement, dated as of March 31 2025 with Fetch Compute, Inc. wherein the Company sold and the Purchaser purchased 2,311,248 Series A4 preferred shares of the Company, par value $0.0001 per share for a total purchase price of approximately $5,200,000 payable in 11,300,000 FET Tokens.

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

NOTE 18 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2025 the date that the consolidated financial statements were available for issuance.

On April 29, 2025 the Company entered into an agreement for the issuance of convertible notes through a facility of up to USD $20 million with an institutional investor. Capital from the financing is exclusively earmarked for purchasing Official Trump Tokens ($TRUMP). On May 2, 2025, pursuant to the financing, the Company issued two notes in the aggregate principal amount of USD $1 million. On May 9, 2025, the Company issued two additional notes for an aggregate amount of $1 million, bringing the total amount of notes issued under the facility to $2 million. The Company completed the purchase of $2 million of the $TRUMP coins, pursuant to the terms of the notes. As of May 15, 2025, the facility had additional capacity of up to $18 million available in subsequent drawdowns, subject to certain conditions

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our financial statements and should be read in conjunction with such condensed financial statements and notes thereto set forth elsewhere herein.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Quarterly Report on Form 10-Q:

●	“3PL” refers to third party logistics services, a term used to describe services that help merchants manage their supply chain. Common 3PL services include freight services, warehouse and inventory management, order fulfillment, shipping coordination, retail distribution, exchanges, and returns;

●	“AI” refers to artificial intelligence;

●	Amended Memorandum and Articles” refer to the amended and restated memorandum and articles of association in force on the date of this Quarterky Report;

●	“BVI Act” refers to the BVI Business Companies Act (As Revised);

●	“China” or “PRC” refers to the People’s Republic of China, and solely for the purpose of this Quarterly Report, excluding Taiwan, Hong Kong and Macau;

●	“Fr8App” refers to Freight App, Inc., our primary operating subsidiary and where applicable, the brand name of our platform focused on FTL;

●	“FTL” refers to full truckload freight. FTL freight is used for shipments that require taking up the space available on an entire truck. With FTL, a single shipper’s goods are the only freight moving on an individual truck. FTL can be provided on a variety of trucks depending on the underlying goods being transported, i.e., a dry van, refrigerated, flatbeds and others;

●	“LTL” refers to less than truckload freight. LTL is used for shipments when multiple shippers’ freight is on the same trailer rather than having a single company’s freight exclusively on an individual trailer. Several LTL shipments are combined into one truck to fill it as near to capacity as possible, the trailer is transported over a longer haul distance and is then unpacked and disaggregated at the destination. LTL is especially appropriate for the needs of small businesses that may require frequent, smaller volume shipments and are not able to economically make use of a full trailer;

●	“Merger” refers to the consummation of that certain merger agreement, dated December 13, 2021, and as amended on December 29, 2021 (the “Merger Agreement”) by and among Hudson Capital, Inc., Hudson Capital Merger Sub I, Inc., a Delaware corporation and wholly-owned subsidiary of Hudson Capital Inc. (“Merger Sub I”), Fr8App and ATW Master Fund II, L.P., as the representative of the stockholders of Fr8App (the “Stockholders’ Representative”) whereby Merger Sub I merged with and into Fr8App, with Fr8App surviving the Merger and continuing as a direct wholly-owned subsidiary of the Company. The Merger closed on February 14, 2022 and the separate corporate existence of Merger Sub I and its Certificate of Incorporation and by-laws then in effect ceased, and the organizational documents of Fr8App after the Merger is in the form as agreed by the Company and Fr8App;

●	“shares,” “ordinary shares” or “Ordinary Share” refers to the Company’s ordinary shares with no par value per share. Unless otherwise noted, the share and per share information in this report have been adjusted to give effect to the one-for-ten (1-for-10) reverse stock split of the outstanding ordinary shares which became effective on March 24, 2023, one-for-ten (1-for-10) reverse stock split of the outstanding ordinary shares which became effective on February 24, 2024 and the one-for-twenty-five (1-for-25) reverse stock split of the outstanding common stock which became effective on September 25, 2024.

●	“U.S.” means the United States of America;

●	“U.S. GAAP” refers to generally accepted accounting principles in the United States;

●	“we,” “us,” “our,” the “Company,” “Freight Technologies, Inc.,” and “our company” refer to the operations of Freight Technologies, Inc., a British Virgin Islands business company.

●	“$,” “dollars,” “US$” or “U.S. dollars” refers to the legal currency of the United States; and

●	all discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business. For convenience, we may not include the ℠, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2025 (the “2024 Annual Report”), and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

Our Historical Performance

As of March 31, 2024, the Company had an accumulated deficit of $46,518,825 and cash balance of $416,476. During the three months ended March 31, 2025 and the year ended December 31, 2024, we had a net loss of $1,602,046 and $5,601,227, respectively. To date, the Company has financed its operations primarily through capital raises and sales of its services. In September 2022, the Company filed the Shelf Registration Statement, which was declared effective by the SEC on September 26, 2022, for potential offerings of up to $15,000,000 in aggregate, subject to the requirement that in no event may we sell shares having a value exceeding more than one-third of our public float in any 12-month period under the Shelf Registration Statement so long as our public float remains below $75,000,000. In May 2024, the Company entered into the ATM Sales Agreement, and filed a prospectus supplement to the Shelf Registration Statement for the ATM Financing for gross proceeds of up to $2,300,000. In June 2024, the Company filed an additional prospectus supplement to the Shelf Registration Statement to increase the maximum gross proceeds to $4,750,000. In February 2025, the Company raised $3,000,000 from proceeds from the issuance of Series A4 preferred shares. Based on the Company’s existing cash resources and the cash expected to be received from future planned financings, it is expected that the Company will have sufficient funds to carry out the Company’s planned operations through December 31, 2025 and for at least 12 months beyond that period.

Key Factors Affecting Our Financial Performance

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

Results of Operations

Select Financial Data

The following table presents the selected consolidated financial information for our Company. All numbers are presented in United States Dollars. The selected consolidated statements of comprehensive income data for the quarters ended March 31, 2025, and 2024, and the consolidated balance sheets data as of March 31, 2025, and December 31, 2024, have been derived from our consolidated financial statements, which are consistent with numbers reported in our prior annual filings.

Our historical results do not necessarily indicate results expected for any future periods. The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, our audited consolidated financial statements and related notes and “Item 5. Operating and Financial Review and Prospects” below. Our consolidated financial statements are prepared and presented in accordance with U.S. GAAP.

	Three Months Ended	Three Months Ended
(US$)	March 31 2025	March 31, 2024

Revenue	$4,100,640	$4,287,760

Cost and expenses
Cost of revenue (exclusive of depreciation and amortization shown separately below)	3,593,300	4,056,627
Compensation and employee benefits	1,254,789	1,454,341
General and administrative	596,753	731,537
Sales and marketing	16,045	18,794
Depreciation and amortization	103,854	110,207
Total Cost and expenses	5,564,741	6,371,506

Operating Loss	(1,464,101)	(2,083,746)

Other income and (expenses)
Interest expense net	(134,864)	(172,704)
Total other expense	$(134,864)	$(172,704)

Loss before income taxes	(1,598,965)	(2,256,450)

Income tax expense	3,081	-

Net loss	$(1,602,046)	$(2,256,450)

Revenues

Fr8Tech’s revenues decreased to $4,100,640 for the three months ended March 31, 2025 from $4,287,760 for the three months ended March 31, 2024, a reduction of $187,120 and 4.4% on year-over-year basis. The year-over-year decrease was primarily driven by lower dedicated capacity revenue following the Company’s decision to conclude Fr8Fleet services brokered through a Mexico-based 3PL.

Costs of Revenue

Fr8Tech’s cost of revenue, exclusive of depreciation and amortization, decreased to $3,593,300 for the three months ended March 31, 2025, from $4,056,627 for the three months ended March 31, 2024, a reduction of $463,327 and 11.4% on a year-over-year basis. Year-over-year cost of revenue decreased primarily due to the decline in revenue, management’s focus on higher margin customers and routes, and a stronger US dollar relative to the Mexican peso.

Compensation and Employee Benefits

Fr8Tech’s compensation and employee benefits expenses were $1,254,789 for the three months ended March 31, 2025 compared to $1,454,341 for the three months ended March 31, 2024, which was a $199,552 or 13.7% decrease on a year-over-year basis. The decrease was primarily due to lower headcount in Q1 2025 following the elimination of approximately 20 positions across most functions in an effort to streamline operations and reduce costs.

General and Administrative

General and administrative expenses were $596,753 for the three months ended March 31, 2025 compared to $731,537 for the three months ended March 31, 2024, which was a decrease of $134,784 or 18.4%, primarily due to lower spend on outside professional services and insurance.

Sales and Marketing

Sales and marketing expenses were $16,045 for the three months ended March 31, 2025 compared to $18,794 for the three months ended March 31, 2024, which was a decrease of $2,749 or 14.6%. The decrease in sales and marketing expenses lower online advertising and lower spend on industry events.

Depreciation and Amortization

Depreciation and amortization expenses represent the amortization of previously capitalized software development costs, as appropriate, and depreciation expenses related to Fr8App’s fixed assets. This expense decreased $6,353 to $103,854 for the three months ended March 31, 2025, from $110,207 for the three months ended March 31, 2024.

Other income and expenses

Interest expense for the three months ended March 31, 2025 decreased to $134,864 from $172,704 for the three months ended March 31, 2024, or by $38,601 primarily due lower borrowing against the Company’s revolving credit facility.

Liquidity and Going Concern

Fr8Tech has historically met its cash needs through a combination of cash flows from operating activities, term loans, promissory notes, bonds, convertible notes, private placement offerings and sales of equity. Fr8Tech’s cash requirements are generally for operating activities and debt repayments. Fr8Tech funded its early operations with a combination of debt and equity and we continue to work to position the Company to operate on a go-forward basis with a minimal amount of long-term debt and other borrowings. On January 3, 2023, Fr8Tech closed on a $6.6 million convertible note facility with a private investor, which was increased to $9.9 million in April 2023. The convertible note was mostly converted to equity during 2023. The balance of the convertible note of $219 thousand as of June 30, 2024, was extinguished in September 2024. The Company entered into a $750 thousand 1-year term note purchase agreement with Freight Opportunities, LLC on March 11, 2024, and an additional term note for $125 thousand with Freight Opportunities, LLC on June 4, 2024. Both promissory notes were also extinguished in September 2024. On February 3, 2025, the Company raised $3.0 million through the issuance of Series A4 preferred shares.

Our combined accounts receivable and unbilled receivable balance of $5.9 million at March 31, 2025, increased by $1.8 million or 45.1% from 2025 $4.1 million at December 31, 2024, primarily due to lower collections compared to the prior quarter.

As of March 31, 2025, Fr8Tech’s accounts payable, short-term borrowings and accrued expenses increased by $750 thousand or 12.4% to $6.8 million compared to December 31, 2024, due mostly to higher accrued expenses and increased borrowing on the revolving credit facility. At March 31, 2025, Fr8Tech had net working capital of $349 thousand.

In March 2019, we secured a revolving line of credit that is used to assist with managing our working capital needs. The maximum principal amount that may be drawn under the line of credit was increased since then to $5 million, which remains in place. As of March 31, 2025, and December 31, 2024, the amount drawn under this facility was $3.8 million $3.3 million, respectively. We continue to incur short-term debt with this facility, which is collateralized by our accounts receivable, and we expect to maintain this debt facility to support ongoing operations.

As shown in the accompanying consolidated financial statements as of March 31, 2025, we had an accumulated deficit of approximately $46.5 million, short-term debt of $3.8 million, unrestricted cash of approximately $0.4 million and a working capital of approximately $0.3 million. In addition, for the quarter ended March 31, 2025, and for the year ended December 31, 2024, we reported operating losses and negative cash flows from operations.

Most of cash resources of the Company fund operating activities. Through March 31, 2025, we have financed our operations primarily with the proceeds from the sale and issuance of our ordinary and preferred shares, convertible promissory notes, promissory notes and debt.

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

Cash flows

Comparison of the Three Months ended March 31, 2025, and March 31, 2024

The following table summarizes our sources and uses of cash for the three Months ended March 31, 2025, and March 31, 2024.

(US$)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash used in operating activities	(3,096,429)	(3,262,455)
Net cash used in investing activities	(73,499)	(88,280)
Net cash provided by financing activities	3,421,713	2,149,198
Net effect of exchange rates on cash	(39,341)	24,414
Net increase (decrease) in cash and cash equivalents	251,785	(1,201,537)

Cash flows used in Operating Activities

For the three months ended March 31, 2025, net cash used in operating activities was $3,096,429 primarily driven by a net loss of $1,602,046 and cash used for working capital of $1,823,320. The change in working capital was mainly due to increased accounts and unbilled receivables of $249,771 and $1,504,593, respectively.

For the three months ended March 31, 2024, net cash used in operating activities was $3,262,455 primarily driven by a net loss of $2,256,450 and cash used for working capital of $1,844,126. The change in working capital was mainly due to increased accounts receivables of $887,971 and decreased accounts payable and accrued expenses of $187,550 and $930,936, respectively.

Cash flows used in Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $73,499, mostly for software development efforts for additional functionalities and capabilities of the Fr8App platform and related offerings, as well as building out Fleet Rocket.

For the three months ended March 31, 2024, net cash used in investing activities was $88,280, mostly for software development efforts for additional functionalities and capabilities of the Fr8App platform and related offerings.

Cash flows provided by Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $3,421,713 attributable to proceeds from the issuance of Series A4 shares and proceeds from short-term borrowings.

For the three months ended March 31, 2024, net cash provided by financing activities was $2,149,198 primarily attributable to proceeds from the issuance of a $750,000 promissory note and $1,450,877 of net proceeds from short-term borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

During the three months ended March 31, 2025, there were no material pending legal proceedings or material developments in pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of their property is the subject.

ITEM 1.A.	RISK FACTORS

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of the 2024 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

Other than as previously disclosed in Current Reports on Form 8-K, no repurchases of our ordinary shares were made during the three months ended March 31, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

No information was required to be disclosed in a Current Report on Form 8-K during the three months ended March 31, 2025 but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended March 31, 2025.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association of Freight Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 3, 2025).

10.1	Securities Purchase Agreement dated January 31, 2025 by and among Freight Technologies, Inc., Freight Opportunities II LLC and Freight Opportunities II LLC. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 3, 2025).

10.2	Securities Purchase Agreement dated March 31, 2025 by and between Freight Technologies, Inc. and the purchaser party. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 1, 2025)

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2025	FREIGHT TECHNOLOGIES, INC.

/s/ Javier Selgas
	Name:	Javier Selgas
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Donald Quinby
	Name:	Donald Quinby
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

