Form 10-Q
period 2025-06-30
Freight Technologies, Inc.
filed 2025-08-18
CIK 1687542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-38172

FREIGHT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

British Virgin Islands	47-5429768
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Timberloch Place, Suite 500 The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

(773) 905-5076
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, no par value	FRGT	The Nasdaq Stock Market LLC

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

As of August 15, 2025, there were a total of 2,752,322 registrant’s Ordinary Shares with no par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FREIGHT TECHNOLOGIES, INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2025

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FREIGHT TECHNOLOGIES, INC.

UNAUDITED FINANCIAL STATEMENTS

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (unaudited)	December 31, 2024 (audited)
ASSETS:
Current assets:
Cash and cash equivalents	$586,658	$204,032
Accounts receivable, net	5,610,917	3,533,330
Unbilled receivables	846,784	520,037
Prepaid expenses and other current assets	1,052,777	792,147
Total current assets	8,097,136	5,049,546

Capitalized software, net	564,423	574,109
Property and equipment, net	9,441	13,238
Other long-term assets	-	39,988
Security deposits	7,818	7,818
Cryptocurrencies	8,376,410	-
Other intangible assets, net	5,139	5,546
Total assets	$17,060,367	$5,690,245

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$1,374,120	$1,442,517
Accrued expenses	1,143,820	1,280,563
Short-term borrowings	4,851,762	3,343,710
Convertible debt	500,000	-
Income tax payable	297,363	278,215
Insurance financing payable	109,922	-
Total current liabilities	8,276,987	6,345,005
Total liabilities	8,276,987	6,345,005

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Series A preferred stock, $0.0001 par value, unlimited shares authorized; 6,054,823 and 1,815,438 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	606	182
Series B preferred stock, $0.0001 par value, 21,000,000 shares authorized; 1,262,074 issued and outstanding at June 30, 2025 and December 31, 2024	126	126
Series seed preferred stock, $0.0001 par value, 25,000 shares authorized; 7,020 issued and outstanding at June 30, 205 and December 31, 2024	-	-

Ordinary shares, no par value, (**) unlimited shares authorized; 2,652,322 and 546,269 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital	55,638,285	45,510,375
Accumulated deficit	(45,869,587)	(44,916,779)
Accumulated other comprehensive loss	(986,050)	(1,248,664)
Total stockholders’ equity (deficit)	8,783,380	(654,760)
Total liabilities and stockholders’ equity (deficit)	$17,060,367	$5,690,245

(*)	List of authorized shares for Series A preferred
a.	Series A1A preferred shares: 10,000,000 authorized shares
b.	Series A2 preferred shares: 3,000,000 authorized shares
c.	Series A4 preferred shares: unlimited authorized shares
(**)	Ordinary Share par value was change to no par value in June 2024.

The accompanying notes are an integral part of these consolidated financial statements.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenue	$2,989,910	$3,837,842	$7,090,550	$8,125,602
Cost and expenses
Cost of revenue	2,534,689	3,113,444	6,127,989	7,170,071
Compensation and employee benefits	1,109,141	1,363,395	2,363,930	2,817,736
General and administrative	663,272	940,390	1,260,025	1,671,927
Sales and marketing	46,844	15,525	62,889	34,319
Depreciation and amortization	106,935	110,039	210,789	220,246
Total cost and expenses	4,460,881	5,542,793	10,025,622	11,914,299

Operating loss	(1,470,971)	(1,704,951)	(2,935,072)	(3,788,697)

Other income and expenses
Interest expense, net	(208,245)	(231,828)	(343,109)	(404,532)
Change in fair value of convertible note	-	22,602	-	22,602
Realized gain (loss) in value of sold cryptocurrency	(80,057)	-	(80,057)	-
Unrealized gain (loss) in fair value of cryptocurrency	2,427,754	-	2,427,754	-
Income (loss) before provision for income taxes	668,481	(1,914,177)	(930,484)	(4,170,627)

Income tax expense	19,243	40,379	22,324	40,379

Net Income (Loss)	$649,238	$(1,954,556)	$(952,808)	$(4,211,006)

Basic net income (loss) per share attributable to ordinary shareholders	$0.38	$(24.66)	$(0.85)	$(63.75)
Basic weighted average shares outstanding	1,692,519	79,268	1,125,227	66,056
Diluted net income (loss) per share attributable to ordinary shareholders,	$0.02	$(24.66)	$(0.85)	$(63.75)
Diluted weighted average shares outstanding	29,314,475	79,268	1,125,227	66,056

Net income (loss)	$649,238	$(1,954,556)	$(952,808)	$(4,211,006)
Other comprehensive gain (loss) net of tax
Foreign currency translation gain (loss)	241,796	(576,440)	262,616	(415,300)
Comprehensive income (loss)	$891,034	$(2,530,996)	(690,192)	$(4,626,306)

The accompanying notes are an integral part of these consolidated financial statements.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Preferred Stock		Series		Ordinary Shares (*)		Additional		Accumulated Other	Total Shareholders’
	Series A Shares	Amount	Series B Shares	Amount	Seed Shares	Amount	Ordinary Shares	Amount	Paid-In Capital	Accumulated Deficit	Income (Loss)	Equity (Deficit)
Balance, March 31, 2024	154,565,756	$15,547	1,262,074	$126	7,020	-	37,444	-	$41,677,999	$(41,572,001)	$653,028	$774,609
Issuance of ordinary shares from conversion of preferred stock	(152,750,318)	(15,275)	-	-	-	-	22,913	-	33,525	-	-	18,250
Issuance of ordinary shares from exercise of warrants	-	-	-	-	-	-	53,450	-	-	-	-	-
Issuance of ordinary shares for cash, net of costs	-	-	-	-	-	-	34,616	-	1,453,589	-	-	1,453,589
Shared based compensation for equity-based awards	-	-	-	-	-	-	(1)	-	252,192	-	-	252,191
Foreign currency translation adjustment	-	-	-		-	-	-	-	-	-	(576,440)	(576,440)
Net Loss	-	-	-	-	-	-	-	-	-	(1,954,556)	-	(1,954,556)
Balance June 30, 2024	1,815,438	182	1,262,074	126	7,020	-	148,422	-	43,417,305	(43,526,557)	76,588	(32,356)
Balance March 30, 2025	5,667,518	567	1,262,074	126	7,020	-	566,268	-	53,905,074	(46,518,825)	(1,227,846)	6,159,097
Issuance of preferred stock for note conversion	387,305	39	-	-	-	-	-	-	1,508,128	-	-	1,508,167
Issuance of ordinary shares from exercise of warrants	-	-	-	-	-	-	2,086,054	-	-	-	-	-
Share based compensation for equity-based awards	-	-	-	-	-	-	-	-	225,083	-	-	225,082
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	241,796	241,796
Net Loss	-	-	-	-	-	-	-	-	-	649,238	-	649,238
Balance June 30 2025	6,054,823	606	1,262,074	126	7,020	-	2,652,322	-	55,638,285	(45,869,587)	(986,050)	8,783,380
Balance, December 31, 2023	162,732,288	$16,274	1,262,074	$126	7,020	-	21,919	-	$41,434,244	$(39,315,551)	$491,888	$2,626,981
Issuance of ordinary shares from conversion of preferred stock	(160,916,850)	(16,092)	-	-	-	-	24,138	-	14,092	-	-	(2,000)
Issuance of ordinary shares for exercise of warrants	-	-	-	-	-	-	67,749	-	-	-	-	-
Issuance of common stock for cash net of issuance costo	-	-	-	-	-	-	34,616	-	1,453,589	-	-	1,453,589
Issuance of stock upon vesting restricted stock	-	-	-	-	-	-	-	-	-	-	-	-
Share based compensation for equity based awards	-	-	-	-	-	-	-	-	515,380	-	-	515,380
Transaction costs related to note payable	-	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(415,300)	(415,300)
Net loss	-	-	-	-	-	-	-	-	-	(4,211,006)	-	(4,211,006)
Balance, June 30, 2024	1,815,438	$182	1,262,074	$126	7,020	$-	148,422	$-	$43,417,305	$(43,526,557)	$76,588	$(32,356)
Balance, December 31, 2024	1,815,438	$182	1,262,074	$126	7,020	$-	546,268	$-	$45,510,375	$(44,916,779)	$(1,248,664)	$(654,760)

Issuance of ordinary shares from conversion of preferred stock	-	-	-	-	-	-	2,106,054	-	-	-	-	-
Issuance of ordinary shares for exercise of warrants	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of preferred stock for cash	1,540,832	154	-	-	-	-	-	-	2,999,846	-	-	3,000,000
Issuance of preferred stock for cryptocurrency	2,311,248	231	-	-	-	-	-	-	5,199,769	-	-	5,200,000
Issuance of series A4 preferred shares for note	387,305	39							1,508,128			1,508,167
Share-based compensation	-	-	-	-	-	-	-	-	450,167	-	-	450,167
Transaction cost incurred									(30,000)			(30,000)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	262,614	262,614
Net loss	-	-	-	-	-	-	-	-	-	(952,808)	-	(952,808)
Balance, June 30, 2025	6,054,823	$606	1,262,074	$126	7,020	$-	2,652,322	$-	$55,638,285	$(45,869,587)	$(986,050)	$8,783,380

(*)	Reflects reverse split of 10:1 as approved by the Board of Directors of Freight Technologies, Inc. on January 26, 2024, effective as of February 5, 2024; the reverse split of 1:25 as approved by the Board of Directors of Freight Technologies, Inc. on September 12, 2024, effective as of September 25, 2024; and the reverse split of 1:4 as approved by the Board of Directors of Freight Technologies, Inc. on April 18, 2025, effective as of May 27, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

FREIGHT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities:
Net loss	$(952,808)	$(4,211,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210,789	220,246
Share-based compensation	450,167	515,380
Non-cash interest	18,003	491,976
Loss on the sale cryptocurrencies	80,057	-
Changes in operating assets and liabilities:
Accounts receivable	(1,761,635)	(887,494)
Unbilled receivables	(279,313)	280,617
Change in convertible note fair value	-	(22,602)
Change in fair value of cryptocurrency	(2,427,754)	-
Prepaid expense and other assets	124,526	195,723
Accounts payable	(160,057)	(292,155)
Accrued expenses	(261,143)	(1,138,213)
Income tax payable	(80,049)	(9,598)
Net cash used in operating activities	(5,039,217)	(4,857,126)

Cash flows from investing activities:
Purchase of cryptocurrencies	(2,748,777)	-
Sale of cryptocurrencies	1,920,064	-
Capitalization of software development costs	(156,118)	(171,997)
Purchase of property and equipment	-	(1,882)
Net cash used in investing activities	(984,831)	(173,879)

Cash flows from financing activities:
Proceeds from notes payable, net of discounts	2,000,000	873,000
Repayment of insurance financing payable	(70,489)	(100,464)
Repayment of short-term borrowings	(6,103,131)	(8,150,791)
Proceeds from short-term borrowings	7,611,183	9,848,259
Proceeds from the issuance of Series A4 Shares	2,970,000	-
Net proceeds from the issuance of Ordinary Shares	-	1,453,589
Net cash provided by financing activities	6,407,563	3,923,593

Net increase (decrease) in cash and cash equivalents	383,515	(1,107,412)

Effect of exchange rate changes on cash and cash equivalents	(889)	7,883

Cash and cash equivalents at beginning of the period	204,032	1,560,105
Cash, cash equivalents and restricted cash at end of the period	$586,658	$460,576

Supplemental disclosure of cash flow information
Cash paid for interest	$325,109	$675,628

Supplemental disclosure of non-cash activity
Financing of insurance premiums	$180,411	$222,891
Reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet
Cash and cash equivalents	$586,658	$460,576
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$586,658	$460,576

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

Fr8Tech is a technology company offering a diverse portfolio of proprietary platform solutions powered by AI and machine learning to optimize and automate the supply chain process. Focused on addressing the distinct challenges within the supply chain ecosystem, the Company’s portfolio of solutions includes: the Fr8App platform for over-the-road (OTR) B2B cross-border shipping across the USMCA region; Fr8Fleet, a dedicated capacity service for enterprise clients in Mexico; Waavely, a digital platform for efficient ocean freight booking and management of container shipments between North America and ports worldwide; Fr8Now, a specialized service for less-than-truckload (LTL) shipping; and, Fleet Rocket a nimble, scalable and cost-effective Transportation Management System (TMS) for brokers, shippers, and other logistics operators. Each product is interconnected within a unified platform to connect carriers and shippers and significantly improve matching and operation efficiency via innovative technologies such as live pricing, real-time tracking, digitization of critical documentation, brokerage support, transportation management, fleet management, and committed capacity solutions.

NOTE 2 – LIQUIDITY AND GOING CONCERN

Since inception, the Company has met its cash needs through proceeds from issuing convertible notes, loans, and issuance of shares. As shown in the accompanying consolidated financial statements as of and for the three months ended June 30, 2025, the Company has an accumulated deficit of $(45,869,587), a shareholders’ equity of $8,783,380, net working capital of $(179,851), short-term debt (including borrowings and financing payable) of $4,961,684 and $586,658 of unrestricted cash on hand. For the six months ended June 30, 2025 the company has reported operating loss of $(2,935,072) and negative cash flows from operations of $(5,039,217), whereas for the same six months ended in 2024 the company reported operating losses of $(3,788,697) and negative cash flows from operations of $(4,857,126). The Company has historically met its cash needs through a combination of term loans, promissory notes, convertible notes, private placement offerings and sales of equity. The Company’s cash requirements are generally for operating activities.

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

Concentrations of Credit Risk

The Company maintains cash accounts with various financial institutions. At times, balances in these accounts may exceed federally insured limits. Accounts at each institution within the United States (“US”) are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Additionally, a portion of the Company’s cash is deposited in non-US accounts. The funds are held with financial institutions that offer deposit insurance and bear specific country and regional risks. The amounts over the insured limits as of June 30, 2025 and December 31, 2024 was $411,654 and $3,589, respectively. No losses have been incurred to date on any deposit balances.

The financial assets that potentially subject the Company to concentration of credit risk is accounts receivable and unbilled receivables. At June 30, 2025, one customer accounted for 69% of the Company’s accounts receivable. As of December 31, 2024, one customer accounted for 88% of the Company’s accounts receivable, respectively.

For the six months ended June 30, 2025, one customer accounted for 48% of the Company’s revenues. For the six months ended June 30, 2024, one customer accounted for 46% of the Company’s revenues.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include trade accounts receivable, unbilled receivables, intangible assets, accounts payable, accrued expenses, and debt at variable interest rates, approximate their fair values at June 30, 2025 and December 31, 2024, respectively, principally due to the short-term nature, maturities, or nature of interest rates of the above listed items.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the net invoiced amount, net of allowances for credit losses, and do not bear interest. Unbilled receivables, which are reflected separately on the accompanying consolidated balance sheets, include unbilled amounts for services rendered in the respective period but not yet billed to the customer until a future date, which typically occurs within one month. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. In accordance with ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, the Company also considers reasonable and supportable forecasts of future economic conditions and their expected impact on customer collections in determining the allowance for credit losses. The Company determines expected credit losses based on historical write-off experience, an analysis of the aging of outstanding receivables, customer payment patterns, and our expectations of changes in macro-economic conditions, that may impact the collectability of outstanding receivables. Balances are considered past due based on invoiced terms. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2025 and December 31, 2024, the allowance for credit losses was $90,000 and $201,936, respectively.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets is measured by comparing the carrying amounts of the assets to the future undiscounted cash flows expected to be generated by the assets. If the asset or asset group is considered to be impaired, an impairment loss would be recorded to adjust the carrying amounts to the estimated fair value. Management has determined that no impairment of long-lived assets exists, and accordingly, no adjustments to the carrying amounts of the Company’s long-lived assets have been made for the six months ended June 30, 2025 and 2024.

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

The proceeds received from the sale of equity classified warrants and convertible notes in a bundled transaction are allocated based on the relative fair values of warrants and convertible notes with no changes in fair value of warrants recognized after the issuance date and were recorded at the issuance date using a relative fair value allocation method. Equity classified warrants, which are issued as an inducement to the holder of convertible note to covert the note, are recognized as an expense equal to the fair value of the warrant in accordance with ASC 470-20, Debt with Conversion and Other Options.

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

Advertising

Advertising costs are expensed as incurred and totaled $2,563 and $556 for the six months ended June 30, 2025 and 2024, respectively.

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

The Company follows ASC 740-10-65-1 in accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be in a tax return. This prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more likely than not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is a greater than 50 percent likelihood of being realized upon ultimate settlement. This topic also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company’s policy is that any interest or penalties related to uncertain tax positions are recognized in income tax expense when incurred. The Company has no uncertain tax positions or related interest or penalties requiring accrual at June 30, 2025 and December 31, 2024.

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

Freight Transportation Brokerage Services

The Company’s freight transportation brokerage services include Fr8App Full Truckload (“FTL”), providing a single customer the use of an entire truckload; Waavely, providing ocean container shipments through Mexican ports; and Fr8Now Less Than Truckload (“LTL”), providing multiple customers the use of a partial truckload in each truck. Shippers contract with the Company to utilize the Company’s network of independent freight Carriers to transport freight. Those shipments are the Company’s single performance obligations, arising under contracts the Company has entered into with customers that define the price for performance obligation and payment terms. The Company’s acceptance of the shipment request establishes enforceable rights and obligations for each contract. By accepting the shipper’s order, the Company has responsibility for transportation of the shipment from origin to destination. Under such contracts, revenue is recognized when performance obligations are satisfied, which generally represents the transit period from origin to destination by a third-party carrier which can vary based on origin and destination, or the capacity used. This is appropriate as the customer simultaneously receives and consumes the benefits as the Company performs its obligation. The Company determines revenue in-transit using the output method based on shipping milestones. Measure of revenue in-transit requires the application of judgment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services. Accessorial charges for fuel surcharge, loading and unloading, stop charges, and other immaterial charges are part of the consideration received for the single performance obligation of delivering shipments.

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

A summary of the Company’s revenue by major service lines is as follows:

	3 Months Ended June 30		6 Months Ended June 30
	2025	2024	2025*	2024
Freight Transportation Brokerage	$2,106,496	$2,165,808	$4,741,667	$4,675,171
Dedicated Capacity	883,414	1,672,034	2,348,883	3,450,431
Total Revenue	$2,989,910	$3,837,842	$7,090,550	$8,125,602

*	To note, for the six months ended June 30, 2025, Q1 2025 revenue by service line has been adjusted to correct for an immaterial error in the classification of revenue between services. Previously, $46,323 of Q1 2025 revenue was reported as Dedicated Capacity, when it should have been reported as Freight Transportation Brokerage. This adjustment has no impact to reported revenue or net income.

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

Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to ordinary shareholders by the weighted average number of outstanding ordinary shares for the period, considering the effect of the securities series A and B preferred stock and series seed preferred stock. Diluted earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted average number of ordinary shares and dilutive ordinary shares equivalents outstanding. During the periods when they are anti-dilutive, ordinary share equivalents including those from warrants and convertible notes, if any, are not considered in the computation. At June 30, 2025 and December 31, 2024, there were 27,621,956 and 4,016,706 ordinary share equivalents, respectively, which were anti-dilutive.

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

Accounting Standards Issued But Not Adopted as of June 30, 2025

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

NOTE 4 – CAPITALIZED SOFTWARE

Capitalized software consists of the following at:

	June 30, 2025	December 31, 2024
Capitalized software	$3,991,247	$3,729,011
Accumulated amortization	(3,426,824)	(3,154,902)
Capitalized software, net	$564,423	$574,109

Amortization expense for the six months ended June 30, 2025 and 2024 was $205,939 and $212,306 respectively.

Estimated amortization for capitalized software for future periods is as follows:

2025 (July 1 – December 31)	$220,284
2026	207,266
2027	103,763
2028	10,753
$542,066

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2025	December 31, 2024
Equipment	$102,228	$98,598
Furniture and fixtures	9,517	9,517
Total cost	111,745	108,115
Accumulated depreciation	(102,304)	(94,877)
Property and equipment, net	$9,441	$13,238

Depreciation expense for the six months ended June 30, 2025 and 2024 was $4,443 and $7,533 respectively.

NOTE 6 – CRYPTOCURRENCIES

As of June 30, 2025, the Company held the following cryptocurrencies:

Cryptocurrency	Units	$ / Unit	Fair Market Value ($ USD)
FET	11,714,720.85	$0.68	$7,966,010
Official Trump	45,680.01	8.97	409,750
Ethereum	0.0399	2,476.41	99
Solana	3.5072	157.08	551
Total			$8,376,410

On March 31, 2025, the Company entered into a Securities Purchase Agreement with Fetch Compute, Inc. wherein the Company sold and the Purchaser purchased 2,311,248 Series A4 preferred shares of the Company, par value $0.0001 per share for a total purchase price of approximately $5,200,000 payable in 11,300,000 FET Tokens. As part of the agreement with Fetch Compute, the Company agreed to purchase additional FET tokens worth 20% of the net proceeds from subsequent equity financing events. On May 27, 2025, the Company effectively received $1,508,167 in proceeds from the exchange of previously issued convertible notes into Series A4 preferred shares to Trump Ventures I, LLC. Subsequently, the Company purchased 414,721 FET tokens for approximately $300,000.

FET tokens are the utility token and the key medium of exchange on the Fetch.ai network. These tokens meet the definition of a crypto asset under ASC 350-60 and are accounted for as intangible assets measured at fair value, with changes in fair value recognized in net income each reporting period. For the three months ending June 30, 2025, the unrealized gain in the fair value of the FET tokens was $2,466,010. The FET tokens are classified as Level 1 fair value measurements under ASC 820, as fair value is determined based on quoted prices on active markets.

On April 29, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors wherein the Company agreed to sell and the buyers agreed to purchase senior $1 million of convertible notes and warrants to purchase additional notes of up to $19 million for a total purchase price up to $20,000,000. The Company will use the net proceeds from the Offering to purchase TRUMP coins. On May 12, 2025, the buyers exercised $1 million of warrants to purchase additional convertible notes. On May 27, 2025, the buyers exercised their right to convert $1.5 million of the convertible notes into Series A4 preferred shares. As of June 30, 2025, $500,000 of the convertible notes remained outstanding.

Pursuant to this agreement the Company purchases 170,172 Official Trump coins for $2,000,000. After the conversion of the convertible notes, the Company sold 124,492 Official Trump coins, and held 45,680 as of June 30, 2025.

Cryptocurrencies are subject to significant risks, including market volatility, liquidity constraints, and regulatory uncertainty. The Company does not currently hedge its exposure to crypto asset price fluctuations and may be subject to gains or losses in future reporting periods

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consist of the following at:

	June 30, 2025	December 31, 2024
Accrued freight costs	$749,334	$890,408
Accrued payroll	345,175	362,628
Accrued interest on convertible note	9,834	-
Accrued professional services	35,951	24,000
Other accrued liabilities	3,526	3,527
Total accrued expenses	$1,143,820	$1,280,563

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

The borrowing base of the revolving line of credit is limited to stated percentages for different categories of eligible accounts receivable. Under the revolving line of credit, if the aggregate principal amount of the outstanding advances exceeds the applicable borrowing base, the Company must repay the lender an amount equal to the difference between the outstanding principal balance of the revolving line of credit and the borrowing base. The note requires monthly payments of interest. Interest accrues on the outstanding principal at a rate equal to the greater of a floor rate of 5.25% per annum and the Prime Rate as set out in the Wall Street Journal (WSJ) plus 1%; a collateral management fee of 0.6% per month; and, 0.25% per annum on the unused portion of the line. The WSJ Prime Rate was 7.5% as of June 30, 2025.

The outstanding principal amount on short-term borrowings is $4,851,762 and $3,343,710 as of June 30, 2025 and December 31, 2024, respectively. The Company incurred interest expense related to the short-term borrowings in the amount of $320,305 and $357,599 for the six months ended June 30, 2025 and 2024, respectively.

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

The Company recorded interest expense pursuant to the stated interest rates on the Note in the amounts of $0 and $24,583 for the six months ended June 30, 2025 and June 30, 2024, respectively.

On April 29, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors wherein the Company agreed to sell and the buyers agreed to purchase senior $1 million of convertible notes and warrants to purchase additional notes of up to $19 million for a total purchase price up to $20,000,000. The Company will use the net proceeds from the Offering to purchase TRUMP coins. On May 12, 2025, the buyers exercised $1 million of warrants to purchase additional convertible notes. On May 27, 2025, the buyers exercised their right to convert $1.5 million of the convertible notes into Series A4 preferred shares. As of June 30, 2025, $500,000 of the convertible notes remained outstanding. For the three months ending June 30, 2025, the Company accrued interest of $9,834 related to the convertible notes outstanding.

NOTE 11 – INCOME TAXES

Income tax provisions for interim periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent, or unusual items related specifically to interim periods. Income tax expense of $22,324 and $40,379 was recognized for the six months ended June 30, 2025, and 2024, respectively. The Company had a full valuation allowance against its deferred income tax assets as of June 30, 2025, and December 31, 2024.

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

Total rent expense for the six months ended June 30, 2025 and 2024, was approximately $70,325 and $73,597, respectively.

NOTE 13 – SEGMENT INFORMATION

Geographic long-lived asset information presented below is based on the physical location of the assets, and in the case of our cryptocurrencies, the location of the legal entity in which they are held, at the end of the period. Long-lived assets including intangible assets, which includes cryptocurrencies, capitalized software, property and equipment, and security deposits, by geographic region, are as follows at:

	June 30, 2025	June 30, 2024
United States	$8,458,286	$119,348
Mexico	504,945	591,021
Total long-lived assets	$8,963,231	$710,369

The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers:

	Six Months Ended June 30,
	2025	2024
United States	$2,434,001	$3,082,170
Mexico	4,656,549	5,043,432
Total revenue	$7,090,550	$8,125,602

NOTE 14 – WARRANTS

The table below summarizes the Company’s warrant activities for the first six months of 2025:

	Number of Ordinary Shares	Number of Series A, B, C, D	Number of Series Seed	Exercise Price	Weighted Average
	Warrants	Warrants	Shares	Range	Exercise
	(*)	(*)	Warrants	Per Share	Price
Balance at December 31, 2024	4,185,112	133	4,165	$2.17 to $ 86,713.38	$2.30
Granted	-	-	-
Forfeited	-	-	-
Converted	-	-	-
Exercised	(2,476,471)	-	-
Adjustments due to triggering events	26,440,275	-	-
Balance at June 30, 2025 (Unaudited)	28,148,916	133	4,165	$2.17 to $ 86,713.38	$2.30

(*)	Ordinary and preferred share warrant amounts and exercise prices have been adjusted to reflect the May 27, 2025 one to four reverse stock split.

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

During the six months ended June 30, 2025, 2,594,118 Ordinary Share warrants were exercised for 2,185,000 Ordinary Shares based on a conversion ratio of 0.85.

Series A, B, C, and D Warrants conversion ratios are 0.779, 0.816, 0.888, and 0.826, respectively.

During the year ended December 31, 2024, 1,732,081 Ordinary Share warrants were exercised for 1,472,269 Ordinary Shares based on a conversion ratio of 0.85.

The ordinary shares and warrants in these conversions have been adjusted for the February 5, 2024 1:10 reverse stock split, the September 25, 2024 1:25 reverse stock split, and the May 27, 2025 1:4 reverse stock split.

NOTE 15 - DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan covering eligible employees with at least two months of service. The Company fully matches employee contributions up to 3% of total compensation, plus 50% of contributions that exceed that amount up to 5% of total compensation. Total expenses for six months ended June 30, 2025 and 2024, was $8,812 and $3,211, respectively.

NOTE 16 – STOCKHOLDERS’ EQUITY

On the date of the Merger, the Company adopted Hudson’s Memorandum and Articles of Association (“MAA”). On March 23, 2023, the MAA was amended by the Company, and further amended on June 30, 2023, February 2, 2024, June 12, 2024, January 24, 2025, January 31, 2025 and on June 27, 2025.

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

Issuances of Shares During the Year Ended December 31, 2024

The Company issued a total 24,138 ordinary shares from conversion of 160,916,850 Series A4 preferred shares at a conversion ratio of 0.00015.

Offering of Shares

During the year ended December 31, 2024, the Company entered into an At The Market (“ATM”) Offering Agreement to offer and sell shares of our Ordinary Stock having an aggregate offering price of up to $2,300. Under this offering we issued and sold 528,576 shares, for gross proceeds of $3,210,075 and net proceeds of $3,079,016 after deducting commissions and offering expenses of $131,059.

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

The different classes of preferred stock issued are set forth below:

	June 30, 2025	December 31, 2024
Series Seed Preferred Shares	7,020	7,020
Series A1A Preferred Shares	1,169,845	1,169,845
Series A2 Preferred Shares	634,978	634,978
Series A4 Preferred Shares	4,250,000	10,615
Series B Preferred Shares	1,262,074	1,262,074
Total	7,323,917	3,084,532

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

May 27, 2025 Reverse Stock Split

The Company effected a one for four reverse stock split on May 27, 2025. All ordinary shares and per ordinary share information in these condensed consolidated financial statements has been retroactively adjusted to reflect this reverse stock split. All classes of preferred shares were not subject to this reverse stock split prior to conversion to ordinary shares. The ordinary shares to which the preferred shares are convertible to, are adjusted accordingly upon conversion of the preferred shares.

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

Entry into Material Definitive Agreement

On April 29, 2025 the Company entered into an agreement for the issuance of convertible notes through a facility of up to USD $20 million with an institutional investor. Capital from the financing is exclusively earmarked for purchasing Official Trump Tokens ($TRUMP). On May 2, 2025, pursuant to the financing, the Company issued two notes in the aggregate principal amount of USD $1 million. On May 9, 2025, the Company issued two additional notes for an aggregate amount of $1 million, bringing the total amount of notes issued under the facility to $2 million. The Company completed the purchase of $2 million of the $TRUMP coins, pursuant to the terms of the notes. As of May 15, 2025, the facility had additional capacity of up to $18 million available in subsequent drawdowns, subject to certain conditions.

On May 27, 2025, the buyers exercised their right to convert $1.5 million of the convertible notes into 387,305 Series A4 preferred shares. As of June 30, 2025, $500,000 of the convertible notes remained outstanding.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Legal

The Company is subject, from time to time, to claims by third parties under various legal disputes. Defending such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. As of June 30, 2025, the Company did not have any pending legal actions.

NOTE 18 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 18, 2025 the date that the consolidated financial statements were available for issuance.

On July 11, 2025, the Company entered into a twelfth amendment to its loan documents with Capital Foundry Funding LLC governing its revolving line of credit. The amendment reaffirmed a $5 million capacity including $4 million in overline availability, if necessary, at the discretion of Capital Foundry based on certain facts and circumstances concerning the Company’s accounts receivables and unbilled receivables. The amendment also clarified the definition of unbilled accounts for eligibility, set an overline fee of $37,000 to be paid in four installments by October 2025, and set the maturity date to March 7, 2027, unless extended further. The facility automatically renews for successive one year periods unless either party terminates by providing 90-day notice.

On July 18, 2025, Freight Opportunities, LLC exercised 117,647 Ordinary Share warrants for 100,000 Ordinary shares on a cashless basis.

On August 6, 2025, the Company entered into a securities purchase agreement with an accredited wherein the Company issued an aggregate of (i) 12,540,000 series B preferred shares; and (ii) 126,005 series A4 preferred shares for a total purchase price of $500,000. The Offering raised net cash proceeds of approximately $485,000 after deducting the transfer agent and legal fees and expenses.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Quarterly Report on Form 10-Q:

●	“3PL” refers to third party logistics services, a term used to describe services that help merchants manage their supply chain. Common 3PL services include freight services, warehouse and inventory management, order fulfillment, shipping coordination, retail distribution, exchanges, and returns;

●	“AI” refers to artificial intelligence;

●	Amended Memorandum and Articles” refer to the amended and restated memorandum and articles of association in force on the date of this Quarterly Report;

●	“BVI Act” refers to the BVI Business Companies Act (As Revised);

●	“China” or “PRC” refers to the People’s Republic of China, and solely for the purpose of this Quarterly Report, excluding Taiwan, Hong Kong and Macau;

●	“Fr8App” refers to Freight App, Inc., our primary operating subsidiary and where applicable, the brand name of our platform focused on FTL;

●	“FTL” refers to full truckload freight. FTL freight is used for shipments that require taking up the space available on an entire truck. With FTL, a single shipper’s goods are the only freight moving on an individual truck. FTL can be provided on a variety of trucks depending on the underlying goods being transported, i.e., a dry van, refrigerated, flatbeds and others;

●	“LTL” refers to less than truckload freight. LTL is used for shipments when multiple shippers’ freight is on the same trailer rather than having a single company’s freight exclusively on an individual trailer. Several LTL shipments are combined into one truck to fill it as near to capacity as possible, the trailer is transported over a longer haul distance and is then unpacked and disaggregated at the destination. LTL is especially appropriate for the needs of small businesses that may require frequent, smaller volume shipments and are not able to economically make use of a full trailer;

●	“Merger” refers to the consummation of that certain merger agreement, dated December 13, 2021, and as amended on December 29, 2021 (the “Merger Agreement”) by and among Hudson Capital, Inc., Hudson Capital Merger Sub I, Inc., a Delaware corporation and wholly-owned subsidiary of Hudson Capital Inc. (“Merger Sub I”), Fr8App and ATW Master Fund II, L.P., as the representative of the stockholders of Fr8App (the “Stockholders’ Representative”) whereby Merger Sub I merged with and into Fr8App, with Fr8App surviving the Merger and continuing as a direct wholly-owned subsidiary of the Company. The Merger closed on February 14, 2022 and the separate corporate existence of Merger Sub I and its Certificate of Incorporation and by-laws then in effect ceased, and the organizational documents of Fr8App after the Merger is in the form as agreed by the Company and Fr8App;

●	“shares,” “ordinary shares” or “Ordinary Share” refers to the Company’s ordinary shares with no par value per share. Unless otherwise noted, the share and per share information in this report have been adjusted to give effect to the one-for-ten (1-for-10) reverse stock split of the outstanding ordinary shares which became effective on March 24, 2023, one-for-ten (1-for-10) reverse stock split of the outstanding ordinary shares which became effective on February 24, 2024 and the one-for-twenty-five (1-for-25) reverse stock split of the outstanding common stock which became effective on September 25, 2024.

●	“U.S.” means the United States of America;

●	“U.S. GAAP” refers to generally accepted accounting principles in the United States;

●	“we,” “us,” “our,” the “Company,” “Freight Technologies, Inc.,” and “our company” refer to the operations of Freight Technologies, Inc., a British Virgin Islands business company.

●	“$,” “dollars,” “US$” or “U.S. dollars” refers to the legal currency of the United States; and

●	all discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

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

Overview

Freight Technologies, Inc. (Nasdaq: FRGT) (“Fr8Tech”), through its wholly-owned subsidiary, Fr8App, and Fr8App’s wholly-owned Mexico subsidiary, Freight App de México, S.A De C.V. (“Freight App Mexico”) is a technology company primarily involved in the freight management business. We offer a diverse portfolio of proprietary platform solutions powered by artificial intelligence (“AI”) and machine learning to optimize and automate the supply chain process. Freight logistics operations and our Fr8App marketplace solution, begins with parties connecting their transportation needs (“Shippers”) with those offering freight transportation services (“Carriers”). Within the demand and supply equation, Shippers seeking suitable means of transportation for their goods or products represent demand, and Carriers with freight transportation capabilities represent supply.

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

Our Historical Performance

As of June 30, 2025, the Company had an accumulated deficit of $45,869,587 and cash balance of $586,658. During the six months ended June 30, 2025 and the year ended December 31, 2024, we had a net loss of $952,808 and $5,601,227, respectively. To date, the Company has financed its operations primarily through capital raises and sales of its services. In September 2022, the Company filed the Shelf Registration Statement, which was declared effective by the SEC on September 26, 2022, for potential offerings of up to $15,000,000 in aggregate, subject to the requirement that in no event may we sell shares having a value exceeding more than one-third of our public float in any 12-month period under the Shelf Registration Statement so long as our public float remains below $75,000,000.

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

On May 27, 2025, $1.5 million of convertible notes issued under a $20 million facility, which was established on April 29, 2025, exclusively for the purchase of Official Trump tokens, were converted into 387,305 Series A4 preferred shares.

On August 6, 2025, the Company entered into a securities purchase agreement with an accredited wherein the Company issued an aggregate of (i) 12,540,000 series B preferred shares; and (ii) 126,005 series A4 preferred shares for a total purchase price of $500,000. The Offering raised net cash proceeds of approximately $485,000 after deducting the transfer agent and legal fees and expenses.

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

Trends

Fr8Tech believes the growing interest in digital freight matching platforms shows that traditional 3PL providers recognize the sweeping technological shifts in the industry. We are offering solutions that significantly improve end-to-end freight procurement transactions to market participants. During the last five years, the industry experienced significant swings in supply, demand and costs due to distortions in both domestic and global markets resulting from the global pandemic caused by the virus known as COVID-19 and its follow-on effects. This substantial supply chain volatility led large and small freight brokers to, among other tactics, pivot toward more abundant and secure sources of freight capacity available in a digital marketplace and facilitated by software portals and platforms. Fr8Tech believes supply chain management will continue to evolve into increasingly digital forms and interactive marketplace platforms. As it does, Fr8Tech believes digital brokers, will play an increasingly integral role in easing capacity constraints, opening up new lanes, and providing a benchmarking tool for Shippers.

While the COVID-19 pandemic is behind us, Fr8Tech believes the pandemic changed the current nature of global commerce and shipping. Putting aside the recently increased import tariffs and threats of other possible restrictive trade policies of the Trump administration, the near-shoring phenomenon continues to point towards more freight crossing over the U.S. border with Mexico and a lesser extent, Canada, as manufacturers and producers seek to move operations closer to customers. Additionally, trucking capacity remains not steadily available in the Mexican domestic and across border markets. Fr8Tech believes that these conditions are creating a market opportunity for digital brokers to facilitate and improve the connections necessary to enable cross-border commerce.

Results of Operations

Select Financial Data

The following table presents the selected consolidated financial information for our Company. All numbers are presented in United States Dollars. The selected consolidated statements of comprehensive income data for the quarters ended June 30, 2025, and 2024, and the consolidated balance sheets data as of June 30, 2025, and December 31, 2024, have been derived from our consolidated financial statements, which are consistent with numbers reported in our prior annual filings.

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

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenue	$2,989,910	$3,837,842	$7,090,550	$8,125,602
Cost and expenses
Cost of revenue	2,534,689	3,113,444	6,127,989	7,170,071
Compensation and employee benefits	1,109,141	1,363,395	2,363,930	2,817,736
General and administrative	663,272	940,390	1,260,025	1,671,927
Sales and marketing	46,844	15,525	62,889	34,319
Depreciation and amortization	106,935	110,039	210,789	220,246
Total cost and expenses	4,460,881	5,542,793	10,025,622	11,914,299

Operating loss	(1,470,971)	(1,704,951)	(2,935,071)	(3,788,697)

Other income and expenses
Interest expense, net	(208,245)	(231,828)	(343,109)	(404,532)
Change in fair value of convertible note	-	22,602	-	22,602
Change in fair value of cryptocurrency	2,347,697	-	2,347,697	-
Income (loss) before provision for income taxes	668,481	(1,914,177)	(930,484)	(4,170,627)

Income tax expense	19,243	40,379	22,324	40,379

Net loss	$649,238	$(1,954,556)	$(952,808)	$(4,211,006)

Revenues

Fr8Tech’s revenues decreased to $7,090,550 for the six months ended June 30, 2025 from $8,125,602 for the six months ended June 30, 2024, a reduction of $1,035,052 or 13% on year-over-year basis. The year-over-year decrease was primarily driven by lower dedicated capacity revenue following the Company’s decision to limit credit exposure with the Company’s largest Fr8Fleet customer, and a stronger US dollar relative to the Mexican peso.

Costs of Revenue

Fr8Tech’s cost of revenue, which represents costs the Company incurs from its partner carriers to complete customer shipments, decreased to $6,127,989 for the six months ended June 30, 2025, from $7,170,071 for the six months ended June 30, 2024, a reduction of $1,042,082 and 15% on a year-over-year basis. Year-over-year cost of revenue decreased primarily due to the decline in revenue, management’s continued focus on higher margin customers and routes, and a stronger US dollar relative to the Mexican peso.

Compensation and Employee Benefits

Fr8Tech’s compensation and employee benefits expenses were $2,363,930 for the six months ended June 30, 2025 compared to $2,817,736 for the six months ended June 30, 2024, which was a $453,806 or 16% decrease on a year-over-year basis. The decrease was primarily due to lower headcount in 2025 following the elimination of approximately 20 positions across most functions in an effort to streamline operations and reduce costs.

General and Administrative

General and administrative expenses were $1,260,025 for the six months ended June 30, 2025 compared to $1,671,927 for the six months ended June 30, 2024, which was a decrease of $411,902 primarily due to lower spend on outside professional services and insurance, and a stronger US dollar relative to the Mexican peso.

Sales and Marketing

Sales and marketing expenses were $62,889 for the six months ended June 30, 2025, compared to $34,319 for the six months ended June 30, 2024, which was an increase of $28,570 or 83%. The increase in sales and marketing expenses was primarily related to promotional activities in support of the launch of Fleet Rocket.

Depreciation and Amortization

Depreciation and amortization expenses represent the amortization of previously capitalized software development costs, as appropriate, and depreciation expenses related to Fr8App’s fixed assets. This expense decreased $9,457 to $210,789 for the six months ended June 30, 2025, from $220,246 for the six months ended June 30, 2024.

Other income and expenses

Interest expense for the six months ended June 30, 2025, decreased to $343,109 from $404,532 for the six months ended June 30, 2024, or by $61,423 primarily due lower borrowing against the Company’s revolving credit facility.

Other income for the six months ended June 30, 2025, included net unrealized gains of $2,347,697 in the fair value of its cryptocurrency holdings.

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

On February 3, 2025, the Company raised $3.0 million through the issuance of Series A4 preferred shares. On May 27, 2025, $1.5 million of convertible notes issued under a $20 million facility, which was established on April 29, 2025, exclusively for the purchase of Official Trump tokens, were converted into 387,305 Series A4 preferred shares. On August 6, 2025, the Company entered into a securities purchase agreement with an accredited wherein the Company issued series B preferred and series A4 preferred shares for a total purchase price of $0.5 million.

Our combined accounts receivable and unbilled receivable balance of $6.5 million at June 30, 2025, increased by $2.4 million or 60% from $4.1 million at December 31, 2024, primarily due to lower collections compared to the prior year.

As of June 30, 2025, Fr8Tech’s accounts payable, short-term borrowings and accrued expenses increased by $1,302,912 to $7,369,702 compared to December 31, 2024, due mostly to increased borrowing on the revolving credit facility. At June 30, 2025, Fr8Tech had net working capital of negative $179,851.

In March 2019, we secured a revolving line of credit that is used to assist with managing our working capital needs. The maximum principal amount that may be drawn under the line of credit was increased since then to $5 million, which remains in place. As of June 30, 2025, and December 31, 2024, the amount drawn under this facility was $4.9 million $3.3 million, respectively. We continue to incur short-term debt with this facility, which is collateralized by our accounts receivable, and we expect to maintain this debt facility to support ongoing operations.

As shown in the accompanying consolidated financial statements as of June 30, 2025, we had an accumulated deficit of approximately $45,869,587, short-term debt of $4,961,684, unrestricted cash of approximately $586,658 and a working capital of approximately negative $179,851. In addition, for the six months ended June 30, 2025, and for the year ended December 31, 2024, we reported operating losses and negative cash flows from operations.

Most of cash resources of the Company fund operating activities. Through June 30, 2025, we have financed our operations primarily with the proceeds from the sale and issuance of our ordinary and preferred shares, convertible promissory notes, promissory notes and debt.

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

Cash flows

Comparison of the Six Months ended June 30, 2025, and June 30, 2024

The following table summarizes our sources and uses of cash for the six Months ended June 30, 2025, and June 30, 2024.

(US$)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net cash used in operating activities	(5,039,217)	(4,857,126)
Net cash used in investing activities	(984,831)	(173,879)
Net cash provided by financing activities	6,407,563	3,923,593
Net effect of exchange rates on cash	(889)	7,883
Net increase (decrease) in cash and cash equivalents	383,515	(1,107,412)

Cash flows used in Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $5,039,217 primarily driven by a net loss of $952,808, the net change in value of cryptocurrencies of $2,427,754 and cash used for working capital of $2,417,671. The change in working capital was mainly due to increased accounts and unbilled receivables of $1,761,635 and $279,313, respectively.

For the six months ended June 30, 2024, net cash used in operating activities was $4,857,126 primarily driven by a net loss of $4,211,006 and cash used for working capital of $1,851,119. The change in working capital was mainly due to decreased accrued expenses and accounts payable of $1,138,213 and $292,155, respectively.

Cash flows used in Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $984,831. Net purchases of Official Trump coin and FET token cryptocurrencies were $828,713, and $156,118 was spent on software development efforts for additional functionalities and capabilities of the Fr8App platform and related offerings, as well as ongoing development of Fleet Rocket.

For the six months ended June 30, 2024, net cash used in investing activities was $173,879, mostly for software development efforts for additional functionalities and capabilities of the Fr8App platform and related offerings.

Cash flows provided by Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $6,407,563 attributable to proceeds from the issuance of Series A4 shares and proceeds from short-term borrowings.

For the six months ended June 30, 2024, net cash provided by financing activities was $3,923,593 primarily attributable to proceeds from equity sales of $1,453,589, a net drawdown of $1,697,468 from short-term borrowings, and from the issuance of a $873,000 promissory note.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

During the six months ended June 30, 2025, there were no material pending legal proceedings or material developments in pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of their property is the subject.

ITEM 1.A.	RISK FACTORS

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of the 2024 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the six months ended June 30, 2025, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

Other than as previously disclosed in Current Reports on Form 8-K, no repurchases of our ordinary shares were made during the six months ended June 30, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

No information was required to be disclosed in a Current Report on Form 8-K during the six months ended June 30, 2025 but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended June 30, 2025.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association dated as of June 27, 2025 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on June 30, 2025)

10.1	Securities Purchase Agreement dated April 29, 2025 by and between Freight Technologies, Inc. and the Buyers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 30, 2025).

10.2	Security Agreement, dated as of May 2, 2025, by and between Freight Technologies, Inc., and Collateral Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 9, 2025).

10.3	Amendment and Exchange Agreement dated May 27, 2025, by and between Freight Technologies, Inc. and the Holder (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 28, 2025).

10.4	Waiver and Amendment of Certain Restrictions in Securities Purchase Agreement dated June 26, 2025, by and between Freight Technologies, Inc. and Fetch Compute, Inc (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2025).

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2025	FREIGHT TECHNOLOGIES, INC.

/s/ Javier Selgas
	Name:	Javier Selgas
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Donald Quinby
	Name:	Donald Quinby
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

