Form 10-K/A
period 2024-12-31
Freight Technologies, Inc.
filed 2025-08-21
CIK 1687542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Freight Technologies, Inc.

Annual Report on Form 10-KA

Year Ended December 31, 2024

i

EXPLANATORY NOTE

Freight Technologies, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”) on April 14, 2025. The purpose of Amendment No. 1 on Form 10-K/A (this “Amendment”) is to include additional information throughout that has been requested to be included pursuant to SEC comment letters, dated June 5, 2025 and July 24, 2025. Additionally, we have made adjustments to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, Item 9A - Controls and Procedures and Item 14 - Principal Accountant Fees and Services.

Also as disclosed in the Current Report on Form 8-K, filed by the Company with the SEC on April 30, 2025 that the board of directors (the “Board”) of the Company appointed Andres Gonzalez as Chairman of the Nominating Committee of the Board and a member of the Compensation Committee of the Board (the “Compensation Committee”), and Leilei Nie as a member of both the Audit Committee of the Board and the Compensation Committee, the Company also made adjustments to Item 13 - Certain Relationships and Related Transactions, and Director Independence.

This Amendment is being filed solely to reflect the above adjustments. No other changes were made to the Original Filing. Further, no attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the registrant’s other filings with the SEC.

ii

PART II

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

Select Financial Data

The following table presents the selected consolidated financial information for our Company. All numbers are presented in United States Dollars. The selected consolidated statements of comprehensive income data for the years ended December 31, 2024, and 2023, and the consolidated balance sheets data as of December 31, 2024, and 2023, have been derived from our audited consolidated financial statements and are consistent with numbers reported in our prior annual filings.

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

	Year Ended	Year Ended
(US$)	December 31, 2024	December 31, 2023

Revenue	$13,728,922	$17,060,753

Cost and expenses
Cost of revenue	12,389,520	15,709,673
Compensation and employee benefits	5,349,764	5,963,713
General and administrative	1,983,901	3,163,639
Sales and marketing	65,574	80,328
Depreciation and amortization	430,414	404,598
Total Cost and expenses	20,219,173	25,321,951

Operating Loss	(6,490,251)	(8,261,198)

Other income and (expenses)
Interest income	1,770	8,880
Interest expense	(675,628)	(816,819)
Other income	-	342
Other expense	-	(499,259)
Gain from extinguishment of debt	1,607,766	-
Change in fair value of convertible note	22,602	345,396
Total other expense	956,510	(961,460)

Loss before income taxes	(5,533,741)	(9,222,658)

Income tax expense	67,486	104,948

Net loss	(5,601,227)	(9,327,606)

Foreign currency translation	(1,740,552)	452,917
Comprehensive loss	(7,341,779)	(8,874,689)
Weighted average number of shares, basic and diluted*	912,837	47,867
Loss per share, basic and diluted	$(6.41)	$(194.87)

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

	Year Ended
	December 31,
Revenue	2024	2023	Change	% Change
Freight Transportation Brokerage	$8,635,201	$13,474,282	$(4,839,081)	-35.9%
Dedicated Capacity	5,093,721	3,586,471	$1,507,250	42.0%
Total	$13,728,922	$17,060,753	$(3,331,831)	-19.5%

	Year Ended
	December 31,
Volume	2024	2023	Change	% Change
Brokerage Shipments	4,780	6,886	(2,106)	-30.6%
Dedicated Capacity Truck Days	15,139	9,045	6,094	67.4%

The Freight Transportation Brokerage service line experienced a 31% decline in the number of shipments; 35% lower for US domestic, 24% lower in Mexico domestic, and a 36% lower for cross-border shipments.

The Dedicated Capacity service line experienced a 67% increase in the number of truck days made available to our Fr8Fleet customers. One truck day means a standard 53’ dry-van trailer and truck being available to serve the customer for one full working day. The increase in truck days exceeded the increase in revenue, primarily due to the Company providing significantly more local, short-haul capacity in 2024 for its primary Fr8Fleet customer, Kimberly Clark de Mexico (KCM), which is provided at a lower daily rate than longer haul capacity.

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

Costs of Revenue

The Company’s cost of revenue for both freight brokerage and dedicated services is entirely comprised of the costs our carriers incur and invoice us to perform the service. In the case of freight brokerage services, this reflects their total costs for hauling the customers freight from origin to destination. In the case of dedicated capacity services, this reflects having the trucks available to haul freight for the customer and costs related to any freight movements. For both services, these costs include any accessorial charges carriers may incur such as loading or unloading, drayage, stoppage, fuel surcharges, border-crossing, packing materials, etc.

Fr8Tech’s cost of revenue decreased to $12.4 million for the year ended December 31, 2024 from $15.7 million for the year ended December 31, 2023, a reduction of $3.3 million and 21.1% on a year-over-year basis. Year-over-year cost of revenue decreased primarily due to the decline in revenue. The improved contribution from lower cost of revenue was primarily due to change in product mix, variation in specific customer and carrier rates on certain lanes and in the traffic mix itself over the year. The Fr8Fleet business, which grew 42% in 2024, improved its contribution primarily due to providing additional capacity for Kimberly Clark de Mexico and expanding service to several additional large enterprise end-customers.

Fr8Tech’s cost of revenue decreased to $15.7 million for the year ended December 31, 2023 from $23.6 million for the year ended December 31, 2022, a reduction of $7.9 million and 33.5% on a year-over-year basis. This year-over-year decrease moved in similar fashion and magnitude with our revenue, with some differences due to varying margins in the traffic and in the traffic mix itself from quarter-to-quarter and year-to-year. The contribution improved in 2023 primarily due to product mix. The Fr8Fleet business, which grew 67% in 2023, incurred a slightly lower contribution than our spot market services due to higher initial service costs to develop that offering over the year.

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

Components of gain from debt extinguishment ($)
Principal of Promissory Term Notes	$875,000
Promissory Note Accrued Interest	30,822
Book Value of Convertible Note	219,840
Convertible Note Accrued Interest	482,104
Total	$1,607,766

There were no other related considerations or contingencies. The debt cancellation agreement did not require the Company to issue any additional ordinary shares, preferred shares or warrants to either entity.

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

UHY LLP (“UHY”) audited our consolidated financial statements for the year ended December 31, 2023 and 2022. On July 4, 2024, UHY was dismissed as our independent registered public accounting firm. The audit reports of UHY on the Company’s financial statements as of and for the fiscal years ended December 31, 2023 and 2022 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. UHY did not provide an audit report on our financial statements for any period subsequent to December 31, 2023. UHY has not provided any audit services to the Company subsequent to July 4, 2024.

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

We provided UHY with a copy of the foregoing disclosures and requested UHY to furnish us with a letter addressed to the SEC stating whether or not UHY agrees with the above disclosures. A copy of UHY’s letter is filed as Exhibit 16.1 to this report.

On August 22, 2024, we engaged Marcum LLP (“Marcum”) as our new independent registered public accounting firm. During the Company’s two most recent fiscal years ended December 31, 2023 and 2022, and for the subsequent interim period through the date hereof prior to the engagement of Marcum, neither the Company nor anyone on its behalf consulted Marcum regarding any of the matters described in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

On January 7, 2025, Marcum was dismissed as our independent registered public accounting firm. Marcum has not reported on the Company’s consolidated financial statements for any interim or annual period. Marcum has not provided any audit services to the Company subsequent to July 7, 2025.

During the Company’s fiscal year ended December 31, 2024, and for the subsequent interim period through January 7, 2025, (i) there were no “disagreements” between us and Marcum (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such period, and (ii) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, other than as described below.

We provided Marcum with a copy of the foregoing disclosures and requested Marcum to furnish us with a letter addressed to the SEC stating whether or not Marcum agrees with the above disclosures. A copy of Marcum’s letter is filed as Exhibit 16.2 to this report.

On January 6, 2025, we engaged TAAD LLP (“TAAD”) as our new independent registered public accounting firm. During the Company’s two most recent fiscal years ended December 31, 2024 and 2023, and for the subsequent interim period through the date hereof prior to the engagement of TAAD, neither the Company nor anyone on its behalf consulted TAAD regarding any of the matters described in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

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

PART III

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

Nominating Committee

Nicholas H. Adler, Andres Gonzalez, and Leilei Nie, each of whom satisfies the “independence” requirements of Nasdaq’s rules, serve on our Nominating Committee, with Andres Gonzalez serving as the chairman. The Nominating Committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

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

All Other Fees

All other fees consist of aggregate fees billed for each of the last two fiscal years for products and services provided by the Company’s prior principal accountant, UHY LLP, for services other than those reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. Such services included consent to reference prior period results as audited by their firm in our 2024 financial statements and a comfort letter for referencing our 2023 financial statements as audited by their firm for the Form 424B5 - Prospectus filed on May 23, 2024 for our ATM offering.

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

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(b) Exhibits:

Exhibit Number	Description

16.1	Letter from UHY, dated July 8, 2024. (incorporated by reference to Exhibit 10.1 to the Form 6-K filed on July 10, 2024)

16.2	Letter from Marcum, dated January 9, 2025. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 10, 2025)

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2025	FREIGHT TECHNOLOGIES, INC.

/s/ Javier Selgas
	Name:	Javier Selgas
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Donald Quinby
	Name:	Donald Quinby
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

